Form 10KSB
period 1997-08-31
FLEXWEIGHT CORP
filed 1998-01-21
CIK 316128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended August 31, 1997.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act  of  1934  (No  fee   required)  for  the   transition   period  from  to  .
-------------------------- -------------------------

         Commission file number: 0-9476

                             FLEXWEIGHT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

          Kansas                                       48-0680109
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

                  2133 East 9400 South, #151 Sandy, Utah 84093
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 944-0701
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
                                                       Name of each Exchange
         Title of Each Class                             on Which Registered
                  None                                         N/A

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 par value
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes ____ No XX

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     The issuer's total revenues for the year ended August 31, 1997, were $-0-.

     The number of shares outstanding of the issuer's common stock ($.10 par value), as of December 30, 1997 was 4,958,078.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES ______ NO XX

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I


Item 1.       Description of Business.........................................1

Item 2.       Description of Property.........................................2

Item 3.       Legal Proceedings...............................................3

Item 4.       Submission of Matters to a Vote of Security-Holders.............3


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters....... 4

Item 6.       Management's Discussion and Analysis or Plan of Operation...... 4

Item 7.       Financial Statements........................................... 5

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................6

                                    PART III

Item 9.       Directors and Executive officers............................... 6

Item 10.      Executive Compensation......................................... 7

Item 11.      Security Ownership of Certain Beneficial Owners Management..... 8

Item 12.      Certain Relationships and Transactions......................... 8

Item 13.      Exhibits, List and Reports on Form 8-K......................... 9

              Signatures       .............................................  10

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         Flexweight Corporation (the "Company") was originally incorporated under the name Flexweight Drillpipe Company in 1958. From 1958 to late 1961, the Company acted as a distributor of oil field equipment, representing several manufacturers. In 1961, the Company commenced the manufacture of double-wall drill pipes under its own name through patent rights acquired for the Flexweight system. These patents expired in 1987.

         The Company had been primarily in the business of manufacturing and marketing Flexweight pipe, a double-wall flexible weight pipe used in oil field drilling, and couplings, devices which join lengths of pipe in a pipeline system. These products were manufactured and sold under the name Flexweight Double-Wall Drill Pipe and Flexweight Perma Couplings, respectively. Each product was subject to patent rights of the Company. These patents have since expired. The Company also provided tool joint welding services, machine shop and custom repair work including rebuilding drilling rigs and their components principally in the State of Kansas.

         On August 27, 1980, the Company completed an S-1 offering, resulting in a public sale of 1,100,000 shares of common stock at $1.00 per share. The Company retained $941,665.00 after offering expenses. A new plant building and offices were completed in 1980 and leased to the Company. During these years, the oil field supply business was expanding; however, in March 1982, the slow down of drilling activity commenced, with active rig count in the United States dropping from approximately 4,530 to a low of 950 by 1985. In Kansas, the rig count dropped to around 35 from a high of over 250. In 1982, the Company experienced its first loss after eight years of increasing profits and the losses continued to increase through 1984 due to the drastically reduced demand for its manufactured products and services.

         Products were sold below cost to reduce inventory and generate funds in an attempt to sustain operations and in hopes of a turnaround in the drilling industry. This turnaround did not occur, and on March 11, 1985, the Company filed for protection in the U.S. Bankruptcy Court for the District of Kansas while formulating a reorganization plan. The secured creditors, namely banks, demanded complete liquidation, sales of inventory, machines, tools and office furniture. The sale was held on June 12, 1986. The secured creditors agreed to cancel all debt not satisfied by the proceeds distribution of the liquidation sale resulting in a $1,721,483.00 reduction of secured indebtedness.

         Certain officers and directors of the Company purchased machines, tools and inventory in the liquidation sale with plans to lease such assets to the Company and then later exchange the assets for stock if the plan of reorganization were to be approved by the courts. All transactions were disclosed in the disclosure statement and reorganization plan as recorded on June 26, 1987. The plan of reorganization was approved by the Bankruptcy Court on February 16, 1988, almost 3 years from the date of filing Chapter 11. An 8-K was filed in April 1989 with the Securities and Exchange Commission (" SEC"), including all court documents, the August 31, 1988 unaudited financials and a letter to shareholders.

         Following the court's approval of the plan of reorganization, the equipment, tools and inventory were exchanged for shares of the Company's Common Stock, par value $0.10 ("Common Stock"). The amount of Common Stock exchanged for debt by unsecured creditors as disclosed in the bankruptcy disclosure statements totaled 1,781,000 shares. The additional issuance of shares increased the Company's total shares outstanding to 3,901,962 shares outstanding as compared to the 2,120,962 shares outstanding prior to Chapter 11 filing.

         Following the approval of the plan, the Company's then president, Mr. George Pace, continued to operate the Company on a limited basis with two to three other employees. The expected drilling industry recovery did not materialize and there were indications that the recovery would not transpire for several more years, if ever. The Company began to investigate other types of businesses including the manufacture of a cooker fueled by the incineration of ordinary newspaper. However, these efforts failed to produce a significant amount of revenue which could be used to decrease the Company's indebtedness.

         The Company began operating with one full-time employee and actively pursued work orders with limited success. Unfortunately, the drilling industry never resurfaced, and as time progressed, the Company accrued debt and incurred further expenses for maintenance and repair.

         Finally, on April 8, 1994, the Company's president, George Pace, resigned and on November 15, 1994, Luann Pace was elected president for the purpose of proceeding with the liquidation and sale of the machinery and equipment of the Company. The authority granted to the president also included authority to contact and negotiate an auction contract with an auction company with the contract to be approved by the president and the secretary-treasurer. Soon thereafter, the Company began liquidating assets in an attempt to meet expenses necessary to sustain the corporation. After liquidation of all assets of the corporation, Luann Pace resigned as the Company's President on December 4, 1995. Gerald Kathol was elected President to replace Louann Pace and the Company became dormant soon thereafter.

         In March 1996, the Company executed a Consulting Agreement (the "Agreement") with A- Z Professional Consultants Inc. ("A-Z"), a Utah corporation providing business and financial consulting services. Pursuant to the Agreement, A-Z was to assist the Company in restructuring its capitalization and in finding a suitable merger or acquisition candidate. In consideration for the assistance of A-Z, the Company issued 878,504 shares of Common Stock, to A-Z and 97,612 shares of Common Stock, to Park Street Investments, ("PSI") a Utah corporation who was also to assist the Company in restructuring its operations.

         On April 3, 1996, Gerald Kathol, president and director of the Company, resigned along with Lea Kathol, Treasurer and Clayton Morrison, Director. The Board then appointed Steven Pollack as president and a director and BonnieJean Tippetts, as secretary and a director. On August 10, 1996, Steven Pollack resigned and the Company appointed Tammy Gehring as the Company's president and a director. The new officers and directors were appointed to facilitate the Company's efforts in becoming a fully reporting and current entity suitable for merger or acquisition with or by another healthy organization.

         On April 1, 1997, the Company executed a Mutual Agreement to Terminate with A-Z which terminated the March 1, 1996 Consulting Agreement. On September 1, 1997, the Company executed a new Consulting Agreement, ("New Agreement") with PSI, whose principal officer and sole director is Ken Kurtz, a control person of the Company, (See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."). Pursuant to the New Agreement, PSI was retained to provide financial consulting services, marketing and public relations services on behalf of the Company to facilitate the Company's plan to merge with or acquire another business entity. As consideration for these services, the Company is obligated to issue up to 15% of its outstanding shares to PSI upon PSI successfully locating a merger or
acquisition   candidate  and  facilitating  the  Company's   planned  merger  or
acquisition. PSI may be deemed to be a control person of the Company by virtue of this contract or by virtue of the fact that Tammy Gehring, the Company's president and a director is an employee of PSI. (See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.")


Business of Issuer

         The Company is currently a developmental stage company actively seeking to renew its operations and recover from its previous period of dormancy. The Company does not currently produce any products or provide any services. The
Company has no employees, full or part time, aside from its officers and directors. Through its New Agreement with PSI, the Company receives services necessary to maintain its operations which are primarily focused on locating an entity with which it can combine or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not own, directly, indirectly or partially, any interest in any warehouses, offices, real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters before its shareholders during the year ended August 31, 1997 and has not submitted any matters to its shareholders since a special meeting of the shareholders was held on March 8, 1990. At time of that meeting there were 3,901,962 shares of common stock, par value $.10 outstanding ("Common Stock") . Shareholders present represented a quorum of 2,703,750 votes. Shareholders were asked to vote on the following items:

     (1) Ratify the Board of Directors' decisions during and following the period of time the Company was in Chapter 11 and reorganization to date.
     (2) Increase the authorized shares of Common Stock from 5,000,000 to 10,000,000 at $.10 par value.
     (3) Elect members to the Board of Directors for a term of one year ending at the next annual meeting of shareholders namely; Gerald J. Kathol as chairman of the board of directors, George A. Pace as president and director, Lea A. Kathol as treasurer and director, Dick Smith as director and Clayton A. Morrison as director.
     (4) Confirm the selection of Allen, Gibbs & Houlik as the Company's auditors.
     (5)  Approve a bonus of  $65,000  each for  Gerald J.  Kathol and George A.
          Pace to be paid in four equal annual installments after such time the Company's net worth from profits is equal or greater than $500,000 in recognition of their past years of service to the Company while in bankruptcy proceeding, and for other considerations as described in the proxy statement.

Results were as follows:

------------------------------------------------------------------------------- ------------- ----------- -----------
                                     Item                                           For        Against     Abstain
------------------------------------------------------------------------------- ------------- ----------- -----------
(1) Ratify the Board of Director's decisions during and following the period       2,703,750           0           0
of time the Company was in Chapter 11 and reorganization to date.
------------------------------------------------------------------------------- ------------- ----------- -----------
(2) Increase the authorized shares of Common Stock from 5,000,000 to               2,596,020      14,600      93,130
10,000,000 at $0.10 par value.
------------------------------------------------------------------------------- ------------- ----------- -----------
(3) Elect members to the Board of Directors for a term of one year.                2,703,750           0           0
------------------------------------------------------------------------------- ------------- ----------- -----------
(4) Confirm the selection of Allen, Gibbs & Houlik as the Company's auditors.      2,703,750           0           0
------------------------------------------------------------------------------- ------------- ----------- -----------
(5) Approve a bonus of $65,000.00 each for Gerald Kathol and George Pace.          2,523,020      50,250     130,480
------------------------------------------------------------------------------- ------------- ----------- -----------

         Though Company records indicate that these items were approved by the majority of shareholders, the Company's operations significantly declined soon thereafter. As a result, the increase of authorized shares never materialized.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is currently traded through the NASDAQ OTC Bulletin Board under the symbol FXWA, although very limited trading has occurred over the past several years.

         The table set forth below lists the range of high and low bids of the Company's Common Stock for each quarter over the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


  Calendar Year                      Quarter           High             Low
     1996                            First             .015             .01
                                     Second            .015             .01
                                     Third             .015             .01
                                     Fourth            .015             .01

     1997                            First             .015             .01
                                     Second            .015             .01
                                     Third             .015             .01
                                     Fourth            .015             .01

         As of December 2, 1997, there were 683 holders of record of the Company's Common Stock. The Company has not declared any cash dividends for the last two fiscal years. The Company does not anticipate declaring any cash dividends in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.
The Company does not anticipate the payment of future dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has not had revenues from operations in either of the last two fiscal years.

Plan of Operations

         The Company is currently a developmental stage company actively seeking to recover from its significant decline in operations and subsequent period of dormancy. The Company's plan of operations for 1998 centers around its quest to find a suitable merger or acquisition target which it can acquire or with which to combine. Although the Company is seeking to effect a merger or acquisition, there can be no assurances that it will be able to do so, or if a combination is achieved, that it will be profitable, worthwhile or sustainable. The Company does not produce any goods or provide any services. The Company has no employees, full or part-time, aside from its officers and directors.

          The Company executed a Consulting Agreement on March 1, 1996, with A-Z Professional Consultants, a Utah corporation pursuant to which A-Z agreed to provide the Company with certain business support to maintain its operations and recruit potential merger or acquisition candidates. The Company issued an aggregate of 976,116 shares of its Common Stock as compensation for services rendered pursuant to the Agreement and granted A-Z a beneficial ownership of 17.7% of the Company's issued and outstanding Common Stock. The Agreement was later terminated on April 7, 1997, through a Mutual Agreement to Terminate.

        On July 1, 1997, the Company executed a New Consulting Agreement, ("New Agreement") with Park Street Investments, a Utah corporation whose sole officer and director is Ken Kurtz. Pursuant to the terms of the New Agreement, PSI will provide consulting services including: restructuring the Company's capital formation; prospecting for and negotiating with merger or acquisition candidates; maintaining the Company's corporate records; and assisting in the preparation of various corporate correspondence. As compensation for the described services, the Company is obligated to issue up to 15% of the Company's total issued and outstanding Common Stock to PSI upon PSI successfully locating a merger or acquisition candidate and facilitating the Company's planned merger or acquisition.

         In an attempt to prepare the Company for a successful merger or acquisition with another business entity, the Company agreed to settle its debt obligation to Barton County, Kansas. The original amount of debt claimed by Barton County against the Company is $223,255. Such debt was incurred by the Company during 1985 and 1986 and is related to personal property tax liabilities. On November 26, 1997, the Company executed a Settlement Agreement with Barton County, Kansas pursuant to which the Company is obligated to pay
$12,500  to  Barton  County  within 90 days of the date of the  Agreement.  Upon
Barton County's receipt of such payment from the Company, the County will release any and all liens held against the Company.

         Presently, the Company is unable to satisfy its cash requirements without the services provided by PSI who has agreed to provide the Company with services necessary to sustain the day to day operations of the Company in exchange for the receipt of a quantity of shares Common Stock equal to up to 15% of the total shares outstanding upon the Company's successful completion of a merger or acquisition. It is likely that if the Company locates a merger or acquisition candidate, the Company will be required to issue a substantial number of shares of its Common Stock to facilitate the planned merger or acquisition. It is expected that such an issuance of shares will substantially dilute the Company's current shareholder's interest. Further, no assurances exist that the Company will successfully locate a merger or acquisition candidate with which it can combine or that if a candidate is located that the planned merger or acquisition will be profitable, worthwhile or sustainable.



ITEM 7.  FINANCIAL STATEMENTS



         The Company's financial statements for the fiscal year ended August 31, 1997 are attached hereto as pages F-1 through F-9.






                     (THIS SPACE LEFT INTENTIONALLY BLANK )

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Flexweight Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Flexweight Corporation (a development stage company) as of August 31, 1997 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended August 31, 1997 and 1996 and from inception on November 26, 1962 through August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Flexweight Corporation (a development stage company) as of August 31, 1997 and the results of its operations and its cash flows for the years ended August 31, 1997 and 1996 and from its inception on November 26, 1962 through August 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company and has no operating capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
November 11, 1997

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 August 31, 1997

                                 C O N T E N T S


Independent Auditors' Report ................................................. 3

Balance Sheet  ............................................................    4

Statements of Operations ..................................................... 5

Statements of Stockholders' Equity (Deficit) ................................. 6

Statements of Cash Flows ..................................................... 7

Notes to the Financial Statements ............................................ 8

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                 August 31,
                                                                     1997
CURRENT ASSETS

  Cash ..........................................................   $      --
                                                                    -----------

     Total Current Assets .......................................          --

     TOTAL ASSETS ...............................................   $      --
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable ..............................................   $    10,133
  Taxes payable (Note 5) ........................................       223,255
                                                                    -----------

     Total Current Liabilities ..................................       233,388

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 5,000,000 shares authorized
   of $0.10 par value, 4,958,078 shares issued
   and outstanding ..............................................       495,808
  Additional paid-in capital ....................................     1,040,508
  Deficit accumulated during the development stage ..............    (1,769,704)
                                                                    -----------

Total Stockholders' Equity (Deficit) ............................      (233,388)

TOTAL LIABILITIES AND  STOCKHOLDERS'  EQUITY (DEFICIT) ..........   $      --
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                                                        From
                                                                    Inception on
                                                                    November 26,
                                      For the Years Ended          1962 Through
                                         August 31,               August   31,
                                   1997              1996                 1997
                                ---------------   ---------------   ------------

REVENUES ..........................   $      --      $      --      $      --

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 3) ..............        (8,000)       (97,612)    (2,048,687)

GAIN FROM DISPOSITION OF
 DISCONTINUED OPERATIONS (Note 3) .          --          278,983        278,983
                                      -----------    -----------    -----------

NET INCOME (LOSS) .................   $    (8,000)   $   181,371    $(1,769,704)
                                      ===========    ===========    ===========

NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK ............   $     (0.00)   $       .05
                                      ===========    ===========



    The accompanying notes are an integral part of these financial statements


                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                      Additional        During the
                                                                        Common Stock                   Paid-In          Development
                                                                    Shares         Amount              Capital             Stage


At inception on November 26, 1962 .....................               --          $      --          $      --          $      --

Common stock issued for cash
 at approximately $0.55 per share .....................          2,120,500            212,050            946,395               --

Common stock issued for reorganization
 at approximately $0.14 per share .....................          1,781,462            178,146             71,906               --

Sale of treasury stock ................................               --                 --               22,207               --

Net loss from inception  on November
 26, 1962 to August  31, 1995 .........................               --                 --                 --           (1,943,075)
                                                               -----------        -----------        -----------        -----------

Balance, August 31, 1995 ..............................          3,901,962            390,196          1,040,508         (1,943,075)

Common stock issued for consulting
 fee at $0.10 per share ...............................            976,116             97,612               --                 --

Net income for the year ended
 August 31, 1996 ......................................               --                 --                 --              181,371
                                                               -----------        -----------        -----------        -----------

Balance, August 31, 1996 ..............................          4,878,078            487,808          1,040,508         (1,761,704)

Common stock issued for consulting
 fee at $0.10 per share ...............................             80,000              8,000               --                 --

Net loss for the year ended
 August 31, 1997 ......................................               --                 --                 --               (8,000)
                                                               -----------        -----------        -----------        -----------

Balance, August 31, 1997 ..............................          4,958,078        $   495,808        $ 1,040,508        $(1,769,704)
                                                               ===========        ===========        ===========        ===========

    The accompanying notes are an integral part of these financial statements


                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             From
                                                                                                         Inception on
                                                                                                         November 26,
                                                                             For the Years Ended         1962 Through
                                                                                  August 31,              August 31,
                                                                            1997              1996            1997
                                                                      ---------------   ---------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) ...........................................      $    (8,000)      $   181,371      $(1,769,704)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss on discontinued operations .............................             --                --            303,243
  Gain on disposal of assets ..................................             --            (278,983)       (278,983)
  Stock issued for services ...................................            8,000            97,612          105,612
  Increase (decrease) in accounts and taxes payable ...........             --                --            233,388
                                                                       -----------      -----------       ---------

     Net Cash Used by Operating Activities ....................             --                --         (1,406,444)
                                                                       -----------      -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment .......................................             --                --           (124,208)
                                                                        -----------      -----------       ---------

     Net Cash Used by Investing Activities ....................             --                --           (124,208)
                                                                        -----------      -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable .................................             --                --            350,000
  Issuance of common stock for cash ...........................             --                --          1,180,652
                                                                       -----------      -----------       ---------

     Net Cash Provided by Financing Activities ................             --                --          1,530,652
                                                                       -----------      -----------       ---------

NET INCREASE (DECREASE) IN CASH ...............................             --                --               --
                                                                      -----------      -----------       ---------

CASH AT BEGINNING OF PERIOD ...................................             --                --               --
                                                                      -----------      -----------       ---------

CASH AT END OF PERIOD .........................................      $      --         $      --        $      --
                                                                      ===========      ===========       =========

CASH PAID FOR:

  Interest ....................................................      $      --         $      --        $      --
  Income taxes ................................................      $      --         $      --        $      --

NON CASH FINANCING ACTIVITIES

  Common stock issued for services ............................      $     8,000       $    97,612      $   105,612


    The accompanying notes are an integral part of these financial statements

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            August 31, 1997 and 1996


NOTE 1 -       ORGANIZATION AND HISTORY

          The Company was incorporated under the laws of the State of Kansas on November 26, 1962 under the name of "Flexweight Drillpipe Company, Inc." The purpose of the Company was to engage in manufacturing and marketing of double-wall drill pipe. It changed its name to "Flexweight Corporation" on September 11, 1967.

          The Company filed for Chapter 11 bankruptcy protection on June 25, 1987. In September 1995, the Company's only asset, a building, was foreclosed upon.

          a. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an August 31 year end.

          b. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          c. Loss Per Share

          The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

          d. Provision for Taxes

          At August 31, 1997, the Company had net operating loss carryforwards of approximately $1,500,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

          e. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            August 31, 1997 and 1996


NOTE 2 -       GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, shareholders of the Company have committed to meeting its minimal operating needs.

NOTE 3 -       DISCONTINUED OPERATIONS

          The Company has been inactive since August 1995. All activity subsequent to August 1995 is relating to the discontinued operations. The following is a summary of income (loss) from operations of the Company.

          Revenue                                                $      729,587
          Expenses                                                   (2,778,274)
                                                                ---------------

          Loss from Discontinued Operations                      $   (2,048,687)
                                                                 ===============

          Write-off of assets                                    $     (295,373)
          Gain on write off of debt                                     574,356
                                                                    ------------

          Gain on Disposal of Discontinued Operations            $      278,983
                                                                    ============

NOTE 4 -       STOCK TRANSACTIONS

          On August 8, 1996, the Board of Directors approved to issue 878,504 and 97,612 shares of common stock to A-Z Professional Consultants and Park Street Investments, Inc. for consulting fees valued at $87,850 and $9,761, respectively.

          In June 1997, the Company issued a total of 80,000 shares of its common stock to its officers for services they rendered valued at $8,000.

NOTE 5 -  TAXES PAYABLE

          The taxes payable pertain to personal property taxes payable on equipment and machinery which the Company no longer owns.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 8, 1990, the Company's auditors Allen, Gibbs, & Houlik were confirmed by a majority vote of the shareholders in a Special Meeting of the shareholders. However, soon thereafter, the Company's operations significantly declined and later became dormant. Allen, Gibbs & Houlik resigned as the Company's auditors soon after the Company moved it operations from Kansas to Utah. There were no disagreements between the Company and Allen, Gibbs, & Houlik regarding accounting principles and practices, financial statement disclosure, or auditing scope and procedures. The Company engaged Jones, Jensen and Company on August 28, 1997. The Company did not consult with the auditors regarding the application of accounting principles, type of audit opinion or any other matters outlined in Item 304(a)(2) of Reg. S-B under the Securities Act of 1933.

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS;   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

     Name                    Age               Positions(s) and Office(s)

     Tammy Gehring            22                President, Director

     BonnieJean Tippetts      55                Secretary, Director

     Ken Kurtz                30                Control Person

         Tammy Gehring became president and director of the Company on August 10, 1996. Ms. Gehring is employed at Park Street Investments as an assistant and consultant in Mergers and Acquisitions. She has been employed at Park Street since June 1997. For approximately a year and a half, Ms. Gehring was employed as an administrative assistant in the mergers and acquisitions department of a financial consulting firm based in Salt Lake City, Utah. Previous to that, Ms. Gehring was an accounting and finance student at Salt Lake Community College.

     BonnieJean Tippetts became secretary and director of the Company on March 1, 1996. Ms. Tippetts has been employed as an executive assistant since 1992. Prior to 1992, she was employed as a schoolteacher. Ms. Tippetts earned a B.A. in commercial art with a minor in music from Lewis and Clark College in 1958, and later earned a B.S. in Pre-Medicine in 1964. Ms. Tippetts went on to earn a Masters degree in vocational home economics in 1968. Ms. Tippetts has been employed in various business occupations including accounting and purchasing and has owned two franchises and a professional kennel. She is also a professional concert pianist.

     Ken Kurtz, has never been named as an officer or director of the Company. He may, however, be deemed to be a control person based upon his significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company. Mr. Kurtz is the sole owner of Park Street Investments, Inc., a shareholder of the Company who, pursuant to a Consulting Agreement executed with the Company, will receive a quantity of Common Stock equivalent to up to 15% of the total shares outstanding upon the successful completion of a merger with or acquisition of a third party. Mr. Kurtz has been the president and sole director of Park Street Investments, Inc., since February 1992. From November 1990 to February 1992, Mr. Kurtz was secretary-treasurer of Boss International, Inc., a company which published time management systems. Park Street Investments, Inc. is also the employer of the Company's president, Tammy Gehring.

Compliance with Section 16(a) of the Exchange Act

         The Company is aware that Tammy Gehring, the Company's president and a director, failed to file a Form 3 within 10 days of being appointed as an officer and director as required to have been filed by Section 16(a) of the Securities Exchange Act of 1934. The Company is also aware that Ms. Gehring failed to timely file Form 4 as required to have been filed by Section 16(a) of the Securities Exchange Act of 1934 on or before the tenth day after the end of the month in which she received 40,000 shares of the Company's Common Stock as compensation.

         The Company is aware that BonnieJean Tippetts, the Company's secretary, treasurer and a director, failed to file a Form 3 within 10 days of being appointed as an officer and director as required to have been filed by Section
16(a) of the Securities Exchange Act of 1934..

         The Company is aware that Steven Pollack, the Company's past president and a director, failed to file a Form 3 within 10 days of being appointed as an officer and director as required to have been filed by Section 16(a) of the Securities Exchange Act of 1934. The Company is also aware that Mr. Pollack failed to timely file a Form 4 as required to have been filed by Section 16(a) of the Securities and Exchange Commission on or before the tenth day after the end of the month in which he received 40,000 shares of the Company's Common
Stock as compensation.

     The Company is also aware that Steven Christensen, the Company's past director, failed to file a Form 3 within 10 days of being appointed as a director as required to have been filed by Section 16(a) of the Securities exchange Act of 1934.

     Finally, the Company is aware that A-Z, a beneficial owner of 17.7% of the Company's issued and outstanding Common Stock, failed to file a Form 3 within 10 days of acquiring such stock as required to have been filed by Section 16(a) of the Securities Exchange Act of 1934.

ITEM  10.         EXECUTIVE COMPENSATION
Executive Compensation

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1996 to 1997. The following two tables and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation paid to or accrued by the Company to Steven Pollack, the Company's president through August 10, 1996, and Tammy Gehring, the Company's president from August 1996 to present.

                           SUMMARY COMPENSATION TABLE
                                  Annual Compensation                        Long Term Compensation
                                                                      Awards                     Payouts
                                                              Restricted  Securities
Name and                                      Other Annual    Stock       Underlying   LTIP payouts    All Other
Principal Position  Year   Salary    Bonus    Compensation     Award(s)     Options        ($)        Compensation
                             ($)      ($)          ($)           ($)        SARs(#)                       ($)
(1)Tammy Gehring    1997         -        -            -         400            -             -               -
Current President   1996         -        -                -           -            -             -

Steven Pollack      1996         -        -                -         400                          -               -
Former President
Gerald Kathol       1995         -        -                -           -            -             -               -
Former President

---------------
(1) Ms. Gehring and Mr. Pollack were awarded 40,000 shares of the Company's restricted stock as compensation for their services as the Company's president. The shares were valued at $.01

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 30, 1997, with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. For purposes of determining the beneficial owners of more than five percent of the Common Stock, as well as the Percent of Class column below, the Company has assumed that 4,958,078 shares of Common Stock were issued and outstanding on December 30, 1997.


                              Amount and Nature of
      Title of Class        Name and Address of Beneficial Owner     Beneficial Ownership       Percent of class

       Common Stock          A-Z Professional Consultants, Inc.            878,504                    17.7%
    ($0.10 par value)          268 West 400 South, Suite 306
                                 Salt Lake City, Utah 84101

       Common Stock                  Capital Investors                     333,333                    6.7%
    ($0.10) par value                  Rt. 3 Box 1660
                                      Afton, OK 74331

       Common Stock                Grand Lake Investments                  527,048                    10.6%
    ($0.10) par value                 8614 Stoneridge
                                     Wichita, KS 67206

       Common Stock                 Gerald Kathol Estate                   342,300                    6.9%
    ($0.10) par value                  P.O. Box 18154
                                     Wichita, KS 67218

       Common Stock                      Lea Kathol                        273,871                    5.5%
    ($0.10) par value                8100 E 22nd St. N
                                    Bldg. 300, Suite 200
                                     Wichita, KS 67208

       Common Stock                  George Pace Estate                    391,157                    7.9%
    ($0.10) par value                   P.O. Box 364
                                    Great Bend, KS 67530

       Common Stock                    Tammy Gehring                        40,000                    0.8%
    ($0.10) par value            2133 East 9400 South, #151
                                      Sandy, UT 84093

       Common Stock         Directors and Executive Officers as             40,000                    0.8%
    ($0.10) par value             a Group (2 individuals)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 1, 1997, the company executed a Consulting Agreement with Park Street Investments, a Utah corporation whose sole officer and director is Ken Kurtz, a control person of the Company, (See Item 9 "Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act"). Pursuant to the terms of the Agreement, PSI will receive an issuance of shares equal to up to 15% of the Company's issued and outstanding Common Stock upon the execution of the Company's merger or acquisition with a third party. Because the Company's president, Tammy Gehring is also an employee at PSI, the Agreement may be deemed to not have been negotiated at arms-length.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 11 of this Form 10-KSB, which is incorporated herein by reference.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended by the period covered in this report.

                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of January 1998.


                                                   Flexweight Corporation


                                                   /s/ Tammy Gehring
                                                   Tammy Gehring, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                   Title                              Date



/s/Tammy Gehring             President and Director             January 21, 1998
Tammy Gehring


/s/BonnieJean C. Tippettts   Secretary, Treasurer and Director  January 21, 1998
BonnieJean C. Tippetts

                                INDEX TO EXHIBITS

EXHIBIT  PAGE    DESCRIPTION
NO.               NO.

3(i)              *          Articles  of  Incorporation,  filed  in  Kansas  on
                             November  26,  1962  under  the name of  Flexweight
                             Drillpipe Company, Inc., incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1989

3(ii)             *          By-Laws  of the  Company  as  filed  in  Kansas  on
                             November 26, 1962, incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1989

                               MATERIAL CONTRACTS
10(ii)            Exhibits

10(i)(a)          12         Consulting  Agreement  by  and  between  Flexweight
                             Corporation and A&Z Professional Consultants,  Inc.
                             dated March 1, 1996.

10(i)(b)          18         Consulting  Agreement  between the Company and Park
                             Street Investments, dated July 1, 1997.

10(i)(c)          23         Mutual  Agreement to Terminate  dated April 1, 1997
                             between   the   Company   and   A-Z    Professional
                             Consultants

10(i)(d)          26         Settlement Agreement between the Company and Barton
                             County, Kansas