Form 10QSB
period 1997-11-30
FLEXWEIGHT CORP
filed 1998-02-25
CIK 316128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X]   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the quarterly period ended November 30, 1997

   [ ]   Transition report under Section 13 or 15(d) of the Securities  Exchange
Act   of   1934   (no   fee   required)   for   the   transition   period   from
____________________ to _____________________



Commission file number: 0-9476



                             FLEXWEIGHT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

             Kansas                                            48-0680109
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

               2133 East 9400 South, Suite 151, Sandy, Utah 84093
               (Address of Principal Executive Offices) (Zip Code)


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

                             Yes              No     XX

The number of shares outstanding of Registrant's common stock ($0.10 par value) as of February 19, 1998 was 4,958,078.

                                         Total of Sequentially Numbered Pages: 6
                                                        Exhibit Index on Page: 6

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   3

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................   4

         SIGNATURES ........................................................   5

         INDEX TO EXHIBITS .................................................   6

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to Flexweight Corporation and its former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended November 30, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.





                    [THIS SPACE IS INTENTIONALLY LEFT BLANK]

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)

                         UNAUDITED FINANCIAL STATEMENTS

                                November 30, 1997

                                 C O N T E N T S


Unaudited Balance Sheet .....................................................F-3

Unaudited Statements of Operations ......................................... F-4

Unaudited Statements of Cash Flows ......................................... F-5

Notes to the Unaudited Financial Statements ................................ F-6






                   See notes to unaudited financial statements

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                             Unaudited Balance Sheet


                                     ASSETS

                                                                  November 30,
                                                                      1997
CURRENT ASSETS

  Cash ..........................................................   $      --
                                                                    -----------

     Total Current Assets .......................................          --

     TOTAL ASSETS ...............................................   $      --
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable ..............................................   $    10,133
  Taxes payable (Note 5) ........................................       223,255
                                                                    -----------

     Total Current Liabilities ..................................       233,388

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 5,000,000 shares authorized
   of $0.10 par value, 4,958,078 shares issued
   and outstanding ..............................................       495,808
  Additional paid-in capital ....................................     1,040,508
  Deficit accumulated during the development stage ..............    (1,769,704)
                                                                    -----------

     Total Stockholders' Equity (Deficit) .......................      (233,388)

     TOTAL LIABILITIES AND  STOCKHOLDERS'  EQUITY (DEFICIT) .....   $      --
                                                                    ===========


                  See notes to unaudited financial statements.

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                       Unaudited Statements of Operations

                                                                        From
                                                                    Inception on
                                                                    November 26,
                                            For the 3 Months Ended  1962 Through
                                                 November 30,       November 30,
                                             1997          1996           1997
                                         -----------   ------------   ----------

REVENUES ..............................   $     --     $     --     $      --

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 3) ..................         --           --      (2,048,687)

GAIN FROM DISPOSITION OF
 DISCONTINUED OPERATIONS (Note 3) .....         --           --         278,983
---------------------------------------   ----------   ----------   -----------

NET INCOME (LOSS) .....................   $     --     $     --     $(1,769,704)
                                          ==========   ==========   ===========

NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK ................  $     --     $      --
                                          ==========   ===========



                   See notes to unaudited financial statements

                                                       FLEXWEIGHT CORPORATION
                                                    (A Development Stage Company)
                                                 Unaudited Statements of Cash Flows





                                                                                                                            From
                                                                                                                        Inception on
                                                                                                                        November 26,
                                                                          For the 3 Months Ended                       1962 Through
                                                                                 November 30,                          November 30,
                                                                                    1997                  1996                 1997
                                                                            ---------------       ---------------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) ...............................................         $           --           $     --           $(1,769,704)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss on discontinued operations .................................                     --                 --               303,243
  Gain on disposal of assets ......................................                     --                 --              (278,983)
  Stock issued for services .......................................                     --                 --               105,612
  Increase (decrease) in accounts and taxes payable ...............                     --                 --               233,388
                                                                            ----------------         ----------         -----------

     Net Cash Used by Operating Activities ........................                     --                 --            (1,406,444)
                                                                            ----------------         ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment ...........................................                     --                 --              (124,208)
                                                                            ----------------         ----------         -----------

     Net Cash Used by Investing Activities ........................                     --                 --              (124,208)
                                                                            ----------------         ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable .....................................                     --                 --               350,000
  Issuance of common stock for cash ...............................                     --                 --             1,180,652
                                                                            ----------------         ----------         -----------

     Net Cash Provided by Financing Activities ....................                     --                 --             1,530,652
                                                                            ----------------         ----------         -----------

NET INCREASE (DECREASE) IN CASH ...................................                     --                 --                  --
                                                                            ----------------         ----------         -----------

CASH AT BEGINNING OF PERIOD .......................................                     --                 --                  --
                                                                            ----------------         ----------         -----------

CASH AT END OF PERIOD .............................................         $           --           $     --           $      --
                                                                            ================         ==========         ===========

CASH PAID FOR:

  Interest ........................................................         $           --           $     --           $      --
  Income taxes ....................................................         $           --           $     --           $      --

NON CASH FINANCING ACTIVITIES

  Common stock issued for services ................................         $           --           $-                 $   105,612






                                             See notes to unaudited financial statements
                                                                F-5

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                November 30, 1997


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

         d. Provision for Taxes

         At November 30, 1997, the Company had net operating loss carryforwards of approximately $1,500,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                November 30, 1997


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

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

         The Company was originally incorporated under the name Flexweight Drillpipe Company in 1958. From 1958 to late 1961, the Company acted as a distributor of oil field equipment, representing several manufacturers. In 1961, the Company commenced the manufacture of a double-wall flexible weight pipe used in oil field drilling, and couplings, devices which join lengths of pipe in a pipeline system. The Company also provided tool joint welding services, machine shop and custom repair work including rebuilding drilling rigs and their components principally in the State of Kansas.

         Beginning in 1982, the Company experienced significant losses from operations largely as a result of contraction of the oil field supply industry. On March 11, 1985, the Company filed for protection in the U.S. Bankruptcy Court for the District of Kansas. The Company's secured creditors demanded complete liquidation, sales of inventory, machines, tools and office furniture. The sale was held on June 12, 1986. The secured creditors agreed to cancel all debt not satisfied by the proceeds distribution of the liquidation sale resulting in a $1,721,483 reduction of secured indebtedness. Certain officers and directors of the Company purchased machines, tools and inventory in the liquidation sale with plans to lease such assets to the Company and then later exchange the assets for stock once a plan of reorganization was approved. Following the approval of a plan of reorganization and discharge from bankruptcy, the Company continued to operate on a limited basis and attempted to expand into other business industries. The Company ultimately discontinued operations and liquidated remaining assets on or about April 8, 1994.

         The Company has not had revenues from operations in either of the last two fiscal years. The Company does not currently produce any products or provide any services. The Company has no employees, full or part time, aside from its officers and directors. The Company is actively seeking to recover from its significant decline in operations and subsequent period of dormancy. The Company's plan of operations for 1998 centers around its quest to find a suitable merger or acquisition target with which it can combine or which it can acquire. Although the Company is seeking to effect a merger or acquisition, there can be no assurances that it will be able to do so, or if a combination is achieved, that it will be profitable, worthwhile or sustainable.

         On September 1, 1997, the Company executed a Consulting Agreement with Park Street Investments, Inc. Pursuant to the agreement, Park Street was retained to assist the Company in locating a suitable target for merger of acquisition, and to provide financial consulting services, marketing and public relations services. As consideration for these services, the Company is obligated to issue a quantity of the Company's common stock sufficient to give Park Street up to 15% of the Company's total outstanding Common Stock upon Park Street successfully locating a merger or acquisition candidate and facilitating the Company's planned merger or acquisition. Park Street may be deemed to be a control person of the Company by virtue of this contract or by virtue of the fact that Tammy Gehring, the Company's president and a director is an employee of Park Street.

         The Company is substantially dependent on Park Street Investments. Presently, the Company is unable to satisfy its cash requirements without the services provided by Park Street, which has made limited cash advancements to the Company to assist the Company in meeting its short-term cash needs. Park Street has also agreed to provide the Company with services necessary to sustain the day to day operations of the Company. The Company can provide no assurances that Park Street will continue to provide the services or make the advancements necessary to sustain the Company. The Company will need to raise additional financing in the next 12 months and the Company intends to raise such funds through a private or public offering of its common stock once it has successfully completed a merger or acquisition. However, given the Company's absence of cash flow and history of losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful.

         In an attempt to prepare the Company for a successful merger or acquisition with another business entity, the Company agreed to settle its debt obligation to Barton County, Kansas. The original amount of debt claimed by Barton County against the Company is $223,255. This debt was incurred by the Company during 1985 and 1986 and is related to personal property tax liabilities. On November 26, 1997, the Company executed a Settlement Agreement with Barton County, Kansas pursuant to which the Company is obligated to pay
$12,500  to  Barton  County  within 90 days of the date of the  Agreement.  Upon
Barton County's receipt of such payment from the Company, the County will release any and all liens held against the Company.

         It is likely that if the Company locates a merger or acquisition candidate, the Company will be required to issue a substantial number of shares of its Common Stock to facilitate the planned merger or acquisition. It is expected that such an issuance of shares would likely dilute the ownership interest of the Company's current shareholders to a substantial degree.


--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b)               Reports on Form 8-K.  The  Company did not file any reports on
                  Form  8-K  during  the  quarter   ended   November  30,  1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24TH day of February 1998.

         Flexweight Corporation


          /S/ Tammy Gehring
          -------------------------
           Tammy Gehring, President

                                INDEX TO EXHIBITS

EXHIBIT  PAGE    DESCRIPTION
NO.               NO.

3(i)     *       Articles of Incorporation, filed in Kansas on November 26, 1962
                 under  the  name  of  Flexweight   Drillpipe   Company,   Inc.,
                 incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1989.

3(ii)    *       By-Laws of the Company as filed in Kansas on November 26, 1962, incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1989.

                               MATERIAL CONTRACTS

10(i)(a) *       Consulting Agreement by and between Flexweight  Corporation and
                 A&Z  Professional  Consultants,   Inc.  dated  March  1,  1996,
                 incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1997.

10(i)(b) *       Consulting  Agreement  between  the  Company  and  Park  Street
                 Investments,   dated  July  1,  1997,  incorporated  herein  by
                 reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1997.

10(i)(c) *       Mutual  Agreement to Terminate  dated April 1, 1997 between the
                 Company and A-Z Professional Consultants, incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1997.

10(i)(d) *       Settlement  Agreement  between the  Company and Barton  County,
                 Kansas, incorporated herein by reference from the Company's report on Form 10-K for the fiscal year ended August 31, 1997.