Form 10QSB
period 1998-02-28
FLEXWEIGHT CORP
filed 1998-04-21
CIK 316128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998

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

               2133 East 9400 South, Suite 151, Sandy, Utah 84093
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

         SIGNATURES............................................................5

         INDEX TO EXHIBITS.....................................................6

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.           FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Unless otherwise indicated, the term "Company" refers to Flexweight Corporation and its former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended February 28, 1998 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.














                     This section intentionally left blank.

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



Jones, Jensen & Company
November 11, 1997

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)

                         UNAUDITED FINANCIAL STATEMENTS

                                February 28, 1998


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

Unaudited Statements of Cash Flows ......................................... F-5

Notes to the Unaudited Financial Statements ................................ F-6






                   See notes to unaudited financial statements

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                             Unaudited Balance Sheet


                                     ASSETS

                                                                    February 28,
                                                                        1998
CURRENT ASSETS

  Cash                                                             $        -  _

     Total Current Assets                                                   -_

     TOTAL ASSETS                                                  $        -


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                  $     10,133
  Taxes payable (Note 5)                                                  12,500

     Total Current Liabilities                                            22,633

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 5,000,000 shares authorized
   of $0.10 par value, 4,958,078 shares issued
   and outstanding                                                       495,808
  Additional paid-in capital                                           1,040,508
  Deficit accumulated during the development stage                   (1,558,949)

     Total Stockholders' Equity (Deficit)                               (22,633)

     TOTAL LIABILITIES AND  STOCKHOLDERS'  EQUITY (DEFICIT)         $       -

    The accompanying notes are an integral part of these financial statements

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                       Unaudited Statements of Operations


                                                                       From
                                                                    Inception on
                                                                    November 26,
                                     For the 6 Months Ended         1962 Through
                                           February 28,             February 28,
                                    1997             1996               1998

REVENUES                       $        -        $        -       $          -

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 3)                     -                -          (2,048,687)

GAIN FROM DISPOSITION OF
 DISCONTINUED OPERATIONS (Note 3)   220,888               -              499,871

NET INCOME (LOSS)              $    220,888      $        -        $ (1,548,816)

NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK         $       0.04      $        -        $       -

    The accompanying notes are an integral part of these financial statements


                                                       FLEXWEIGHT CORPORATION
                                                    (A Development Stage Company)
                                                 Unaudited Statements of Cash Flows

                                                                                                                 From
                                                                                                                        Inception on
                                                                                                                        November 26,
                                                                                For the 6 Months Ended                  1962 Through
                                                                                    February 28,                        February 28,
                                                                           1998                     1997                  1998

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) ...........................................       $   220,888                $      --          $    (1,769,704)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss on discontinued operations .............................              --                         --                   303,243
  Gain on disposal of assets ..................................              --                         --                 (278,983)
  Stock issued for services ...................................              --                         --                   105,612
  Increase (decrease) in accounts and taxes payable ...........          (220,888)                      --                   233,388

     Net Cash Used by Operating Activities ....................              --                         --               (1,406,444)
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment .......................................              --                         --                 (124,208)

     Net Cash Used by Investing Activities ....................              --                         --                 (124,208)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable .................................              --                         --                   350,000
  Issuance of common stock for cash ...........................              --                         --                 1,180,652

     Net Cash Provided by Financing Activities ................              --                         --                 1,530,652

NET INCREASE (DECREASE) IN CASH ...............................              --                         --                      --

CASH AT BEGINNING OF PERIOD ...................................              --                         --                      --
CASH AT END OF PERIOD .........................................       $      --                  $      --          $           --

CASH PAID FOR:

  Interest ....................................................       $      --                  $      --          $           --
  Income taxes ................................................       $      --                  $      --          $           --

NON CASH FINANCING ACTIVITIES

  Common stock issued for services ............................       $      --                  $      --          $        105,612



                              The accompanying notes are an integral part of these financial statements

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                February 28, 1998


NOTE 1 -       ORGANIZATION AND HISTORY

               The Company was incorporated under the laws of the State of Kansas on November 26, 1962 under the name of 'Flexweight Drillpipe Company, Inc.' The purpose of the Company was to engage in manufacturing and marketing of double-wall drill pipe. It changed its name to 'Flexweight Corporation' on September 11, 1967.

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

               d. Provision for Taxes

               At February 28, 1998, the Company had net operating loss carryforwards of approximately $1,500,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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



    The accompanying notes are an integral part of these financial statements

                             FLEXWEIGHT CORPORATION
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                February 28, 1998


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

                   Revenue                              $                729,587
                   Expenses                                          (2,778,274)

                  Loss from Discontinued Operations     $            (2,048,687)

                   Write-off of assets                  $              (295,373)
                   Gain on write off of debt            $                795,244

                  Gain on Disposal of
                     Discontinued Operations            $                499,871

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

NOTE 5 -       TAXES PAYABLE

               The taxes payable pertain to personal property taxes payable on equipment and machinery which the Company no longer owns. On March 8, 1998, The Company settled personal property taxes owed to Barton County Kansas of $223,255 by paying $12,500.

NOTE 6 -       SUBSEQUENT EVENTS

               On April 8, 1998, the Shareholders approved, among other matters, a 1 for 100 Reverse Split of the Company's Common Stock, par value $0.10, and to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 25,000,000.

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

         The Company is substantially dependent on Park Street Investments. Presently, the Company is unable to satisfy its cash requirements without the services provided by Park Street, which has made limited cash advances to the Company to assist the Company in meeting its short-term cash needs. Park Street has also agreed to provide the Company with services necessary to sustain the day to day operations of the Company. The Company can provide no assurances that Park Street will continue to provide the services or make the advancements necessary to sustain the Company. The Company will need to raise additional financing in the next 12 months and the Company intends to raise such funds through a private or public offering of its common stock once it has successfully completed a merger or acquisition. However, given the Company's absence of cash flow and history of losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful.

     In an attempt to prepare the Company for a successful merger or acquisition with another business entity, the Company agreed to settle its debt obligation to Barton County, Kansas. The original amount of debt claimed by Barton County against the Company was $223,255. This debt was incurred by the Company during 1985 and 1986 and wass related to personal property tax liabilities. On November 26, 1997, the Company executed a Settlement Agreement with Barton County, Kansas pursuant to which the Company was obligated to pay $12,500 to Barton County within 90 days of the date of the Agreement. According to the agreement, upon Barton County's receipt of such payment from the Company, the County would release any and all liens held against the Company. On March 9, 1998 Barton County received the $12,500 payment and issued the Company a paid in full tax receipt.

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


--------------------------------------------------------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         On April 8, 1998 at 10:15 a.m. there was a special meeting of the shareholders held at 10100 Petunia Way, Sandy, Utah 84093. Proxies had been solicited and the following matters were addressed:

Proposal  1       To reelect of Tammy  Gehring,  Cliff Halling and BonnieJean C.
                  Tippetts to the Company's board of directors.

Proposal  2       To amend the Company's  Articles of  Incorporation to increase the number of authorized shares of the Company's common stock,
                  par  value  $0.10   ("Common   Stock"),   from   5,000,000  to
                  25,000,000.

Proposal  3       To approve a 1-for-100  reverse  stock split of the  Company's
                  Common Stock which shall affect the Common Stock currently issued and outstanding but not the Common Stock authorized for issuance.

Proposal  4       To ratify  the  selection  of Jones,  Jensen & Company  as the
                  Company's  independent  auditors  for the  fiscal  year to end
                  August 31, 1998.

         The Board recommended in the Proxy Statement that shareholders vote FOR each of the proposals to be presented at the special meeting. No solicitation in opposition to the management's nominees was received prior to, nor presented at the special meeting.

         All of the above proposals were passed by the margins displayed in the table below.

VOTING RESULTS


              Proposal             FOR           AGAINST    ABSTAIN     NON-VOTE
              --------             ---           -------    -------     --------
Election of Tammy Gehring        2,794,093      11,333       5,200           0
Election of BonnieJean Tippets   2,760,093      45,333       5,200           0
Election of Cliff Halling        2,800,093       5,333       5,200           0
Proposal  2                      2,512,277      14,900       3,983       278,956
Proposal  3                      2,737,643      52,700      20,283           0
Proposal 4                       2,799,793       7,500       3,333           0


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

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended February 28, 1998.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14TH day of April 1998.

         Flexweight Corporation

             /s/ Tammy Gehring
           Tammy Gehring, President

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