Form 10QSB
period 1998-05-31
FLEXWEIGHT CORP
filed 1998-07-20
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1998.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to.


         Commission file number: 0-9476


                             FLEXWEIGHT CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Kansas                                             48-0680109
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


                1946 Plateau Way     Wendover, Nevada              89883
              (Address of principal executive office)           (Zip Code)


                                 (702) 664-3919
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes              No XX

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 15, 1998 was 6,418,543.

                                TABLE OF CONTENTS

                                     Part I

ITEM 1.  FINANCIAL STATEMENTS .................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     Part II


ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5   OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Flexweight Corporation, a Kansas corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31, 1998 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               Page

Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Operations........................................F-2

Consolidated Statements of Stockholders' Equity..............................F-3

Consolidated Statements of Cash Flows........................................F-4

Condensed Notes to Consolidated Financial Statements.........................F-5











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     ASSETS
                                                                   May 31,
                                                                    1998
                                                               -----------------
CURRENT ASSETS
      Cash                                                   $               121
                                                               -----------------

      Total Current Assets                                                   121
                                                               -----------------

LAND AND IMPROVEMENTS                                                  5,000,000

OTHER ASSETS
      Organization costs (Net of amortization)                               710
      Security deposit                                                   550,000
      Investments in securities                                          325,000
                                                               -----------------

TOTAL ASSETS                                                 $         5,875,831
                                                               =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                       $            22,633
                                                               -----------------

      Total Current Liabilities                                           22,633
                                                               -----------------

LONG-TERM DEBT                                                         3,975,000

STOCKHOLDERS' EQUITY
      Common stock: 25,000,000 shares authorized of $0.10 par
        value, 6,418,543 shares issued and outstanding                   641,854
      Additional paid-in capital                                       3,608,124
      Deficit accumulated during the development stage               (2,371,780)
                                                               -----------------

     Total Stockholders' Equity                                        1,878,198
                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $         5,875,831
                                                               =================

                                                                                                                     From
                                                                                                                 Inception on
                                                                                                                 November 26,
                                                 For the 3 months ended           For the 9 months ended         1962 Through
                                                         May 31,                          May 31,                    May 31,
                                             -------------------------------  ----------------------------
                                                  1998            1997             1998             1997              1998
                                             ------------    ---------------  --------------   ------------  --------------------

REVENUES                                $              - $              -  $            -  $             - $                  -

LOSS FROM DISCONTINUED
 OPERATIONS                                            -                -               -                -           (2,048,687)

GAIN FROM DISPOSITION OF
 DISCONTINUED OPERATIONS                               -                -         210,755                -              489,738

GENERAL AND ADMINISTRATIVE
 EXPENSES                                       (812,831)               -        (812,831)               -             (812,831)
                                           --------------  ---------------  --------------   --------------  -------------------

NET INCOME (LOSS)                       $       (812,831)$              - $      (602,076)$              -           (2,371,780)
                                           ==============  ===============  ==============   ==============  ===================

NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                        $          (0.49)            - $            (1.00)            -
                                           ==============  ===============  ==============   ==============



                                                                                                                Deficit
                                                                                                                Accumulated
                                                                                         Additional             During the
                                                          Common Stock                   Paid-In                Development
                                                      Shares        Amount               Capital                   Stage
                                                    -----------   -----------            -------------          -------------

At inception on November 26, 1962                         -       $      -               $          -           $           -

Common stock issued for cash
 at approximately $0.55 per share                   2,120,500         212,050                  946,395

Common stock issued for reorganization
 at approximately $0.14 per share                   1,781,462         178,146                   71,906

Sale of treasury stock                                    -              -                      22,207

Common stock issued for consulting
 fee at $0.10 per share                               976,116          97,612                        -                      -

Net loss from inception on November
 26, 1962 to August 31, 1996                              -               -                          -            (1,761,704)
                                                    -----------     ----------               -------------       ------------

Balance, August 31, 1996                            4,878,078         487,808                1,040,508            (1,761,704)

Common stock issued for consulting
 fee at $0.10 per share                                80,000           8,000                        -                      -

Net loss for the year ended
 August 31, 1997                                           -               -                         -                (8,000)
                                                    ------------    ----------                -------------     -------------

Balance, August 31, 1997                            4,958,078     $    495,808           $   1,040,508          $ (1,769,704)

Adjusted for 1 for 100 reverse split               (4,908,497)        (490,850)                490,850                      -
                                                   --------------   -----------             ---------------     -------------

Adjusted total                                         49,581            4,958               1,531,358            (1,769,704)

Shares issued for services                            708,962           70,896                 638,066                   -

Shares issued for purchase of subsidiary            3,010,000          301,000               (271,300)                   -

Shares issued for property                          1,000,000          100,000                 900,000                   -

Shares issued for security deposit and
 fees                                                 650,000           65,000                 585,000                   -

Shares issued for securities                        1,000,000          100,000                 225,000

Net loss for period 9 months ended                         -                -                         -             (602,076)
                                                   --------------   -----------             ----------------    -------------

Balance, May 31, 1998                               6,418,543       $  641,854             $ 3,608,124          $ (2,371,780)
                                                   ==============   ===========            =================    =============

                                                                                                                From
                                                                                                            Inception on
                                                                                                            November 26,
                                                                         For the 9 months ended             1962 Through
                                                                                May 31,                       May 31,
                                                                  ------------------------------------
                                                                        1998               1997                 1998
                                                                  -------------        --------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $    (602,076)     $          -        $      (2,371,780)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Loss on discontinued operations                                              -                  -                  303,243
Gain on disposal of assets                                                   -                  -                 (278,983)
Stock issued for services                                               808,962                 -                  914,574
Increase (decrease) in accounts and taxes payable                      (210,755)                -                   22,633
                                                                  -------------        --------------       ---------------

     Net Cash Used by Operating Activities                               (3,869)                -               (1,410,313)
                                                                  -------------        --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Stock issued for assets                                               1,028,990                 -                 1,028,990
Purchase of property and equipment                                   (5,000,000)                -               (5,524,208)
                                                                  --------------      ---------------       ---------------

     Net Cash Used by Investing Activities                           (3,971,000)                -               (4,495,218)
                                                                  --------------      ---------------       ---------------

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from notes payable                                           3,975,000                 -                4,725,000
Issuance of common stock for cash                                            -                  -                1,180,652
                                                                  --------------      ---------------        --------------

     Net Cash Provided by Financing Activities                        3,975,000                 -                5,905,652
                                                                  --------------      ---------------        --------------

NET INCREASE (DECREASE) IN CASH                                             121                 -                       121
                                                                  --------------      ---------------        --------------

CASH AT BEGINNING OF PERIOD                                                  -                  -                       -
                                                                  --------------      ---------------        --------------

CASH AT END OF PERIOD                                          $            121      $           -       $              121
                                                                  ==============     ================     =================

CASH PAID FOR:

NON CASH FINANCING ACTIVITIES

     Common stock issued for services                          $        808,962       $           -       $       1,623,536

                     FLEXWEIGHT CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                                  May 31, 1998


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

               d. Provision for Taxes

         At May 31, 1998, the Company had net operating loss carryforwards of approximately $1,500,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

                     FLEXWEIGHT CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Notes to the Unaudited Consolidated Financial Statements (Continued)
                                  May 31, 1998


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

         Revenue                                       $                729,587
         Expenses                                                    (2,778,274)
         Loss from Discontinued Operations             $             (2,048,687)

         Write-off of assets                           $               (295,373)
         Gain on write off of debt                                       574,356

         Gain on Disposal of Discontinued Operations   $                278,983

NOTE 4 -       STOCK TRANSACTIONS

         On April 8, 1998, The Shareholders approved among other matters a 1 for 100 Reverse Split of the Company's common stock par value $0.10 and to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 25,000,000. All share amounts have been restated to reflect this change.

         On May 1, 1998, the Company issued 1,000,000 shares of its common stock to close the purchase of a 20 acres parcel of land for Oasis Hotel, Resort & Casino-III, Inc.

         Oasis Hotel,  Resort &  Casino-III,  Inc. also executed a First Deed of
         Trust on the property for $550,000 and a Second Deed of Trust for $3,425,000 in connection with the land purchase.

                     FLEXWEIGHT CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Notes to the Unaudited Consolidated Financial Statements (Continued)
                                  May 31, 1998


NOTE 4 -       STOCK TRANSACTIONS (Continued)

         In addition The Company issued 100,000 shares as a one time fee for the first Trust Deed and 550,000 shares as additional collateral for the first Trust Deed.

         On May 30, 1998, The Company issued 1,000,000 shares in exchange for 3,250,000 of NuOasis Resorts, Inc.

NOTE 5 -       ACQUISTION OF SUBSIDIARY

         On May 1, 1998, The Company acquired 100% of the outstanding shares of Oasis Resort, Hotel & Casino-III, Inc. by issuing 3,010,000 of its common shares.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

         As used herein, the term "Company" refers to Flexweight Corporation, a Kansas corporation , and its subsidiaries and predecessors, unless otherwise indicated. The Company had no revenues from operations in either of the last two fiscal years.

         The Company is in the process of completing plans which include the development and operation of a casino resort. In furtherance of its plans, the Company's subsidiary Oasis Hotel, Resort & Casino-III, Inc. ("Oasis") retained United States Gaming Development, Inc. ("Development") on April 30, 1998. Development is in the process of preparing a feasibility and marketing study on the operation of a casino and entertainment center in Oasis, Nevada. Development has agreed to accept stock in the Company in exchange for its services.

         To date, Development has been issued 3,556 shares of the Company's common stock. A draft of the report has been completed. However, a substantial amount of additional planning and research is necessary before the Company will be able to determine whether a casino operation is feasible in Oasis, Nevada. Nonetheless, based upon the current information available, the Company's president, Walter Sanders believes that Oasis, Nevada has the potential to be a successful destination resort, if the Company can obtain the necessary financing to launch the operation on the proper scale. Until the feasibility study is complete, the Company will not be able to determine whether it will be able to obtain the necessary financing to launch a casino and entertainment center. The preliminary projections provided by Development show that the Company would need approximately $40,000,000 in capital to establish a casino and entertainment center that would attract a sufficient number of customers to make Oasis a successful destination resort.

         The Company's subsidiary, Oasis, is currently in the process of setting the stage to hopefully commence a limited casino operation that will include a truck stop, convenience store and limited auto repair shop. The Company's first step towards operation includes the acquisition of Oasis. On May 1, 1998, the Company and its wholly owned subsidiary Flex Holdings, Inc. ("Flex Holdings") entered into a Reorganization Agreement with Oasis. The effect of the Reorganization Agreement caused Oasis to become a wholly owned subsidiary of the Company. The Company issued a total 3,010,000 shares of its common stock to the shareholders of Oasis in exchange for 100% of Oasis' issued and outstanding shares.

         The Company's primary reason for acquiring Oasis was to obtain an ownership interest in 20 acres of real property that Oasis had under contract to purchase from Oasis International Hotel & Casino, Inc. (the "Seller") pursuant to a Real Estate Purchase Agreement ("Real Estate Agreement") dated April 9, 1998. The terms of the Real Estate Agreement call for a purchase price of $5,000,000 and a deposit of Oasis shares in the amount of 250,000 shares of its restricted common stock under ss.4(2) of the Securities Act of 1933, which was valued at $25,000 and applied towards the purchase price at closing. In addition, Oasis was to pay $1,000,000 in cash at closing or in stock of Oasis at 50% of the bid price.

         The terms of the Real Estate Agreement have since been modified to allow for payments in cash or stock of the Company. Oasis closed on the property May 7, 1998, by transferring 1,000,000 shares of the Company's common stock valued at $1.00 per share. The value of $1.00 was determined by the board of directors based upon the limited trading volume, the large number of shares and the resale restrictions placed upon the shares. In addition, Oasis assumed a $550,000 First Deed of Trust secured by the property and

550,000 shares of common stock of the Company. The term of the note is for one year with an option to renew for an additional year with interest only payments of $5,000 per month with an interest of 10.9% annually. As an inducement to convince the First Deed of Trust holder to extend credit to Oasis, an additional 100,000 shares of the Company's common stock was issued to the First Deed Trust Holder and the amount of the under lying debt was increased from $300,000 to $550,000. The Company and Oasis agreed to this arrangement because of its lack of operating history and the high degree of risk involved in executing the Company's and Oasis' plan of operations.

         The Sellers agreed to accept a Second Deed of Trust in the amount $3,425,000. The term of the Second Deed of Trust is for 30 years with an interest rate of 9% with payment being made monthly. To date, Oasis has made all the required payments under the terms of the First and Second Deeds of Trust. The Company's ability to continue to make the required payments is contingent upon the Company or Oasis raising additional capital to begin operations and obtaining additional financing.

         Furthermore, Oasis has not obtained an MAI appraisal on the Oasis, Nevada property. Although no MAI appraisal has been obtained management believes that the purchase price is fair and reflects the value of the property. Management bases it opinion on the Company's intended use for the property as a casino and entertainment center; the sale of casino property in Wendover, Nevada, located approximately 30 miles from the Oasis, Nevada property and the initial feasibility study conducted by Development which outlines the amount of funds typically allocated for the purchase of property intended for use as a casino. The Oasis, Nevada property is currently zoned for casino or other commercial use.

         The Company's subsidiary is currently seeking out sophisticated investors to purchase its shares in order to renovate existing improvements on the 20 acre parcel and investigate the feasibility of operating a limited casino operation which would include approximately 10 slot machines. The improvements include a truck stop with gas pumps and shower facilities, a convenience store, a restaurant and a small motel. All of these structures need substantial renovations. The initial projections show that Oasis will need about $1,000,000 to cover property payments, renovations and operating deficiencies for the first year.

         The operation of the limited casino operations with the truck stop, convenience store, restaurant, and a small motel is included as part of the Company's overall business plan being prepared by Development. This phase is considered Phase I of the Company's plan of operation and the preliminary projections of $40,000,000 stated above is set forth as Phase III. The Company's ultimate goal is to attain profitability through its plans as set forth in Phase
III. While the Company's management preliminary analysis appears to show that the project is feasible. However, management stresses that a multitude of unexpected occurrences could render the plan unfeasible. Furthermore, management anticipates difficulty in obtaining financing because the Company lacks a track record in the casino business. Since the Company will most likely have a difficult time obtaining financing, the probability of success is currently low.

         To account for the high degree of risk and the current low probability for success in starting up a casino and entertainment center, management is currently searching out acquisition and merger candidates in the casino, hotel or resort business. In addition, the Company has hired several consulting companies to assist the Company in finding these candidates as well as assist in the preparation of its corporate documents. During the quarter ended May 31, 1998, the Company issued 708,962 shares of its stock to these consultants.

         On May 1, 1998, the Company also entered into an Exchange Agreement with NuOasis International, Inc., a corporation organized under the laws of the commonwealth of Bahamas ("International") whereby the Company issued 1,000,000 of its restricted shares of common stock in exchange for 3,250,000 shares of

NuOasis Resorts, Inc., a Nevada corporation, stock. Pursuant to this Exchange Agreement the Company granted International an option to purchase up to 250,000 shares of its common stock at $.10 per share. The term of the option is through July 1, 1999, and allows International to adjust the number of options to an amount that allows International to maintain the greater of its percentage ownership in the Company of 19.5% or a $2.5 million market value based upon the trading price of the Company's stock on the NASDAQ bulletin board. In addition, the Company is required to approve the appointment of a director to the Company's board of directors upon submission of a candidate by International that is acceptable to the Company.

         The Company intends to continue to issue additional shares to pay for services since it lacks revenues to do so. Accordingly, the shareholders of the Company can expect to be substantially diluted until the Company can generate sufficient revenues that would allow it to pay for its expenses in cash.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings that is not incidental to the Company's business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 8, 1998 at 10:15 a.m., the Company held a Special Meeting of Shareholders at 10100 Petunia Way, Sandy, Utah 8409. The matters brought before the shareholders, included:

         Proposal 1.       Ratification  of the  appointment  of Tammy  Gehring,
                           Cliff  Halling  and  BonnieJean  C.  Tippets  to  the
                           Company's board of directors;

         Proposal 2.       Amendment to the Company's  Articles of Incorporation
                           to increase the total number of authorized  shares of
                           the   Company's   common  stock  from   5,000,000  to
                           25,000,000;

         Proposal 3.       To effect a 1-for-100  reverse split of the Company's
                           issued and outstanding common stock; and

         Proposal 4. Ratification of Jones, Jensen & Company as the Company's independent auditors for the fiscal year end August 31, 1998.

The number of vote were cast as follows:



                    FOR           AGAINST         ABSTAIN             WITHHELD

Proposal 1.        2,794,093       11,333          5,200                 0
 Ms. Gehring
Proposal 1.        2,760,093       45,333          5,200                 0
Mr. Halling
Proposal 1.        2,800,093        5,333          5,200                 0
Ms. Tippetts
Proposal 2.        2,512,277       14,900          3,983                 0
Proposal 3.        2,737,643       52,700         20,283                 0
Proposal 4.        2,799,793        7,500          3,333                 0


ITEM 5.           OTHER INFORMATION

Change in Control

         On May 1, 1998, Tammy Gehring, BonnieJean C. Tippetts and Cliff Halling resigned from their respective positions as officers and directors of the Company. The Company's current board and executive officers consist of the following individuals:

Name                          Age                Positions
Walter Sanders                52                 CEO, President and Director
Charles (Sonny) Longson       55                 Vice-President and Director

     Walter Sanders was appointed CEO, President and Director of the Company on May 1, 1998. Mr. Sanders is currently the Mayor of the City of West Wendover, Nevada and the President of Nevlink Enterprises, Inc. a construction company ("Nevlink"). Mr. Sander's construction experience includes the development of both commercial and residential projects primarily in the western region of the United States. Mr. Sanders, through his role as President of Nevlink, is currently focusing on the development of casinos, hotels, golf courses, housing projects and large public works projects. Mr. Sanders has a wide range of skills in engineering, design and surveying. Mr. Sanders experience also includes a substantial role in the development of several casinos located in Wendover, Nevada including: Nevada Crossing Hotel and Casino, State Line Hotel and Casino, Peppermill Hotel and Casino and several other casinos.

     Charles R. Longson was appointed Vice-President and Director of the Company on May 1, 1998. Mr. Longson has been the general manager of the Silver Smith Casino and Resort in Wendover, Nevada since 1979. His experience includes over 24 years in developing and managing large gaming resorts. Mr. Longson specializes in start-up construction, including: design, development, floor layouts and operations and personnel.

Subsequent Events

         On June 18, 1998, the Company entered into a Stock Exchange Agreement with Kelly's Coffee Group, Inc. ("Kelly's") whereby the Company exchanged 25,000 shares at $4.00 a share for 2,000,000 shares of Kelly's at $.05 per share. The Company used the trading price as quoted on the NASDAQ bulletin board on June 18, 1998, as a basis for exchange. However, the Company will book the transaction for less than $200,000 for the 1998 year end because of resale restrictions and the potential illiquidity of Kelly's stock.

         On June 18, 1998, the Company entered into a Stock Exchange Agreement with AmeriResource Technologies, Inc. ("ARET") whereby the Company exchanged 113,800 shares at $4.00 a share for 16,257,166 shares of ARET at $.028 per share. The Company used the trading price as quoted on the NASDAQ bulletin board on June 18, 1998, as a basis for exchange. However, the Company will book the transaction for less than $455,200 for the 1998 year end because of resale restrictions and the potential illiquidity of the ARET stock.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended May 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of July 1998.

                                                         FLEXWEIGHT CORPORATION

Date: July 17, 1998                                     By:/s/Walter G. Sanders
                                                        Name : Walter G. Sanders
                                                        Title:    President

                                INDEX TO EXHIBITS

EXHIBIT           PAGE     DESCRIPTION
NO.               NO.

                                    MATERIAL CONTRACTS

10(i)(a)           11        Reorganization  Agreement  between  the Company and
                             Oasis Hotel Resort & Casino-III,  Inc. dated May 1,
                             1998.

10(i)(b)           21        Real Estate Purchase  Agreement between Oasis Hotel
                             Resort  &  Casino  -III,  Inc.  and  Oasis  Hotel &
                             Casino, Inc. dated April 9, 1998.

10(i)(c)           26        Exchange  Agreement between NuOasis  International,
                             Inc. and the Company dated May 21, 1998.

10(i)(d)           33        Option  Agreement  between  NuOasis  International,
                             Inc. and the Company dated May 30, 1998.