Form 10QSB
period 1998-09-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-02-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998                  Commission File No. 0-9476



                        OASIS RESORTS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                       48-0680109
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada                89103
     (Address of principal executive offices)                        (Zip Code)

                                 (702) 892-3742
              (Registrant's telephone number, including area code)

915 N. Wells, Wendover, Nevada                                89883
(Former Address, if changed                      (Former Zip Code, if changed
     since last report)                                since last report)

                                 (702) 664-3484
             (Former telephone number, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes              No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Common Stock $.01 par; 16,953,523 shares as of February 25, 2000

                                                      [ORI\99\10-QSB:093098.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1998 (unaudited)....  2

          Consolidated Statements of Operations
            for the Three Months Ended September 30, 1998
            and 1997 (unaudited).............................................  3

          Consolidated Statements of Cash Flows for the Three Months Ended
            September 30, 1998 unaudited)....................................  4

          Notes to Consolidated Financial Statements ........................  5


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 10


                                     PART II

Item 1.   Legal Proceedings.................................................. 13

Item 2.   Changes In Securities.............................................. 13

Item 3.   Defaults Upon Senior Securities.................................... 13

Item 4.   Submission Of Matters To A Vote Of Security Holders................ 13

Item 5.   Other Information.................................................. 13

Item 6.   Exhibits And Reports On Form 8-K................................... 13

          Signatures......................................................... 14


                                                      [ORI\99\10-QSB:093098.QSB]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                          September 30,
ASSETS                                                        1998
Cash and cash equivalents                                 $     91,847
Accounts receivable, net                                       687,462
Inventory                                                      173,115
Marketable securities                                          752,000
Other current assets                                            59,444
   Total current assets                                      1,763,868

Property and equipment, net                                    510,565
Lease deposit                                                1,000,000
Investment, at cost                                          2,000,000
Other assets                                                   142,341
   Total assets                                           $  5,416,774
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                          $  1,032,058
Accrued rental payments                                      3,125,964
Other accrued liabilities                                    2,621,808
   Total current liabilities                                 6,779,830
Stockholders deficit:
Common stock, par value $0.001; 75,000,000 shares
  authorized, 16,923,953 shares issued and outstanding           7,817
Additional paid-in-capital                                  11,693,997
Other comprehensive loss                                    (7,378,970)
Unrealized loss on Marketable Securities                      (685,900)
Note receivable from controlling shareholder                (5,000,000)
   Total stockholders deficit                               (1,363,056)
  Total liabilities and stockholders' deficit             $  5,416,774







        See accompanying notes to these consolidated financial statements

                                                      [ORI\99\10-QSB:093098.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                             Condensed Consolidated
                            Statements of Operations
                             for Three Months Ended
                     September 30, 1998 and 1997 (Unaudited)



                                                Three Months Ended September 30,
                                                       1998         1997
                                                   (Unaudited)   (Unaudited)

Revenues                                          $ 1,839,000    $ 1,800,100
Cost of  revenues                                   1,626,600      2,572,700
Gross profit                                          212,400       (772,600)
Selling, general and administrative expenses          347,400        443,300
   Total operating expenses                           347,400        443,300
Net Loss                                          $  (135,000)   $(1,215,900)
Net loss per common share                         $      (.02)   $      (.16)
Weighted average number of common shares
   included in basic and dilutive  per share        7,817,248      7,817,248





















   See accompanying notes to these condensed consolidated financial statements

                                                      [ORI\99\10-QSB:093098.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                              September 30, 1998
                                  (Unaudited)

                                                                 Three Months
                                                             Ended September 30,
                                                                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (135,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                    33,329
     Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                           (68,178)
     Inventory                                                      (1,878)
     Other assets                                                  (59,444)
     Accounts payable                                             (827,879)
     Accrued expenses                                            1,288,243
Net cash provided by operating activities                          229,193
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                          (241,800)
Net cash used by investing activities                             (241,800)
Net increase (decrease) in cash                                    (12,607)
Cash and cash equivalents, beginning of period                     104,454
Cash and cash equivalents, end of period                        $   91,487





   See accompanying notes to these condensed consolidated financial statements

                                                      [ORI\99\10-QSB:093098.QSB]

Note 1 - Organization and History

     Oasis Resorts International, Inc. (formerly Flexweight Corporation, a Kansas Corporation) herein referred to as "OASIS") and it's subsidiaries (collectively the "Company") intend to develop and operate gaming operations throughout the world. On May 1, 1998, OASIS, an inactive corporation registered with the Securities and Exchange Commission (the "SEC"), merged with Oasis Resorts, Hotel & Casino-III, Inc. ("ORHC"), which held assets representing 20 acres of partially-developed land in Oasis, Nevada.

     In connection with the merger, OASIS issued 3,010,000 shares of common stock to the shareholders of ORHC to acquire 100% of the issued and outstanding common stock of ORHC. In addition, the Company issued the shareholders of ORHC 1,000,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998. Upon the close of the merger, the shareholders of OASIS retained 749,581 shares of common stock. Upon the close of the merger, the shareholders of ORHC retained approximately 80% of the issued and outstanding common stock of OASIS.

     Effective October 19, 1998, the Company reincorporated in Nevada and changed the name of the Company from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. In connection therewith, the Company increased its authorized capital stock from 25,000,000 shares of $0.10 par value common stock to 75,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. Each common share of the Company was exchanged for one (1) common share in the new corporation.

     On October 19, 1998, management of the Company formed Cleopatra Palace Resorts and Casinos Ltd, a United Kingdom company, ("CPRC") and entered into an exchange agreement with NuOasis International, Inc.("NuOasis"), a wholly owned subsidiary of NuOasis Resorts, Inc ("Resorts"). CPRC acquired all of the equity interest owned by NuOasis in Cleopatra Cap Gammarth, Limited (which operates the casino Cleopatra Cap Gammarth) and Cleopatra's World, Inc. (which operates the Le Palace Hotel & Resorts at Cap Gammarth). All of the properties are located in Tunisia. In connection therewith, the Company issued 6,817,248 shares of common stock and common stock purchase warrants representing the right to acquire 36,000,000 shares at $6.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis in exchange for certain assets in NuOasis.

Note 2 - Basis of Presentation and Principles of Accounting

Basis of Presentation

     This acquisition of NuOasis interests by the Company is accounted for as a reverse acquisition since the operations of NuOasis are more significant, NuOasis directors control the board of directors of the Company, and NuOasis has an option to acquire a controlling interest in the Company. Accordingly, the accompanying consolidated financial statements are presented as if the assets, and related operations of Resorts and NuOasis, were acquired at the beginning of the reporting period.

     The assets of Oasis are deemed to have been acquired in the reverse acquisition. Accordingly, the assets and liabilities are recorded at fair value at the date of acquisition.

Going Concern Considerations

     Since inception, the Company has been in the development stage with no revenues from it's intended operations which are the construction and operation of gaming facilities. Through the reverse acquisition of NuOasis,the Company has increased capital requirements which have caused significant delays in the execution of the Company's operating plan. The Company lacks the financing to continue the development of it's gaming facilities domestically and internationally. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                                      [ORI\99\10-QSB:093098.QSB]

     Management's plans with respect to these matters include obtaining sources of capital which may be acceptable to the Company. Management believes that the Company's capital requirements are in excess of $100 million. There are no assurances that such financing will be consummated on terms favorable to the Company. The successful consummation of adequate financing, and ultimately, the achievement of operating revenues sufficient to meet the Company's cost structure is management's primary objective. There are no assurances that adequate financing at terms satisfactory to the Company will be obtained, and if obtained, there are no assurances that the Company will achieve profitability. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End

     As a result of the reverse acquisition the Company has elected a June 30 year end.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

     The historical financial information presented has been adjusted to give effect to the reverse merger as described in Note 1 to the financial statements.

Going Concern

     The Company's working capital resources during the period ended September 30, 1998 were provided by utilizing the cash on hand at June 30, 1998 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
   Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Revenues for the first quarter of fiscal 1999 were $1.8 million which approximated the revenues of the fiscal 1998 first quarter. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

                                                      [ORI\99\10-QSB:093098.QSB]

     Total cost of revenues were $1.6 million in the current quarter compared to $2.6 million in the fiscal 1998 quarter. The decrease is due to a reduction in the anticipated levels of operation due to the developer not completing the adjoining properties in the Cap Gammath complex. Selling, general and administrative costs decreased $96,000 for the same reasons.

Liquidity and Capital Resources

     The Company has recurring losses from operations and requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammarth Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of it's gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleopatra Cap Gammarth Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammarth Casino.

     As of September 30, 1998, the Company had a working capital deficit of $5 million, which approximates the deficit at June 30, 1998. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

     The Company had a cash balance of approximately $92,000 at September 30, 1998. The limited cash balance is a direct result of the Company having limited operations during the quarters.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

     Additionally, as of September 30, 1998, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

     The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 1998.

Item 2.       Changes In Securities

   None




                                                      [ORI\99\10-QSB:093098.QSB]

Item 3.       Defaults Upon Senior Securities

         None

Item 4.       Submission Of Matters To A Vote Of Security Holders

         None

Item 5.           Other Information

              None

Item 6.           Exhibits And Reports On Form 8-K

         (a)  Exhibits:
              Exhibit Number                         Description of Exhibit

              27                                     Financial Data Schedule

         (b)  Reports on Form 8-K:

              On October 26, 1998, the Company filed a report on Form 8-K to report the reverse acquisition as described in Note 1 to the financial statements and the reincorporation of the Company in Nevada.

                                                      [ORI\99\10-QSB:093098.QSB]

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NuOASIS RESORTS INC.



Dated:   February 24, 2000                By:  /s/ Walter Sanders
                                     Walter Sanders, President and Director



Dated:  February 24, 2000                 By:  /s/ Charles Longson
                                              Charles Longson, Director

                                                      [ORI\99\10-QSB:093098.QSB]
                                        9