Form 10QSB
period 1998-12-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-02-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1998                   Commission File No. 0-9476



                        OASIS RESORTS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                48-0680109
  (State or other jurisdiction           (I.R.S. Emplyer Identification Number)
 of incorporation or organization)



3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada              89103
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

        Common Stock $.01 par; 15,953,523 shares as of February 24, 2000

                                                    [ORI\98\10-QSB:123198-1.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.    Financial Statements

           Consolidated Balance Sheet as of December 31, 1998 (unaudited)..... 2

           Consolidated Statements of Operations
             for the Three and Six Months Ended
              December 31, 1998 and 1997 (unaudited).........................  3

           Consolidated Statements of Cash Flows for the Six Months Ended
             December 31, 1998 (unaudited)...................................  4

           Notes to Consolidated Financial Statements .......................  5


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................10


                                     PART II

Item 1.    Legal Proceedings................................................. 13

Item 2.    Changes In Securities............................................. 13

Item 3.    Defaults Upon Senior Securities................................... 13

Item 4.    Submission Of Matters To A Vote Of Security Holders............... 13

Item 5.    Other Information................................................. 13

Item 6.    Exhibits And Reports On Form 8-K.................................. 13

           Signatures........................................................ 14


                                                    [ORI\98\10-QSB:123198-1.QSB]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                December 31,
ASSETS                                                              1998
Cash and cash equivalents                                     $     79,235
Accounts receivable, net                                           755,639
Inventory                                                          174,993
Marketable securities                                            1,102,000
Other current assets                                               118,887
   Total current assets                                          2,230,754

Property and equipment, net                                        510,565
Lease deposit                                                    1,000,000
Investment, at cost                                              2,000,000
Land held for development                                        3,700,000
Intangible assets, net                                           9,083,475
Other assets                                                       104,196
   Total assets                                                $18,628,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                               $ 1,875,241
Accrued rental payments                                          3,961,791
Other accrued liabilities                                        2,722,739
Current portion of notes payable                                   550,000
   Total current liabilities                                     9,109,771
Long-term debt                                                   3,425,000
Total liabilities                                               12,534,771
Stockholders equity:
Common stock, par value $0.001; 75,000,000 shares
  authorized, 15,953,523 shares issued and outstanding              15,953
Additional paid-in-capital                                      19,822,136
Accumulated deficit                                             (8,057,970)
Unrealized loss on Marketable Securities                          (685,900)
Note receivable from controlling shareholder                    (5,000,000)
   Total stockholders equity                                     6,094,219
  Total liabilities and stockholders' equity                   $18,628,990


   See accompanying notes to these condensed consolidated financial statements

                                                    [ORI\98\10-QSB:123198-1.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                     December 31, 1998 and 1997 (Unaudited)




                                               Three Months Ended       Six Months Ended,
                                                  December 31,             December 31,
                                              1998         1997        1998         1997
Revenues                                  $ 981,000   $   960,200    $2,820,000   $ 2,760,300
Cost of revenues                          1,494,000     2,363,000     3,120,600     4,935,700
Gross profit                               (513,000)   (1,402,800)     (300,600)   (2,175,400)
Selling, general and administrative
  expenses                                  166,000       211,800       513,400       655,100
   Total operating expenses                 166,000       211,800       513,400       655,100
Net loss                                  $(679,000)  $(1,614,600)   $ (814,000)  $(2,830,500)
Net loss per common share                 $    (.04)$        (.21)   $     (.07)  $      (.36)
Weighted average common shares
    included in basic and fully diluted
    shares outstanding                   15,953,523     7,817,248    12,385,385     7,817,248




















   See accompanying notes to these condensed consolidated financial statements

                                                    [ORI\98\10-QSB:123198-1.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                          December 31, 1998 (Unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (814,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                    66,648
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                          (136,355)
     Inventory                                                      (3,756)
     Other assets                                                  (16,911)
     Accounts payable                                               20,070
     Accrued expenses                                            2,576,033
     Due to affiliates                                          (1,517,000)
Net cash provided by operating activities                          174,729
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                          (199,948)
Net cash used by investing activities                             (199,948)
Net increase (decrease) in cash                                    (25,219)
Cash and cash equivalents, beginning of period                     104,454
Cash and cash equivalents, end of period                        $   79,235
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                     $        -














   See accompanying notes to these condensed consolidated financial statements

                                                    [ORI\98\10-QSB:123198-1.QSB]

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

                                                    [ORI\98\10-QSB:123198-1.QSB]

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

Going Concern

The Company's working capital resources during the period ended December
31, 1998 were provided by utilizing the cash on hand at June 30, 1997 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
   Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

Revenues for the second quarter of fiscal 1999 were $.9 million which approximated the revenues of the fiscal 1998 first quarter. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.


                                                    [ORI\98\10-QSB:123198-1.QSB]

Total cost of revenues were $1.5 million in the current quarter compared to $2.4 million in the fiscal 1998 quarter. The decrease is due to a reduction in the anticipated levels of operation due to the developer not completing the adjoining properties in the Cap Gammath complex. Selling, general and administrative costs decreased $45,000 for the same reasons.

Liquidity and Capital Resources

The Company has recurring losses from operations and requires approximately
$5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammath Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectability of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of it's gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleopatra Cap Gammath Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammath Casino.

As of December 31, 1998, the Company had a working capital deficit of $6 million, which is $8 million less than the deficit at June 30, 1998, due to the restructuring than took place July 1, 1998. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $79,000 at December 31, 1998. The limited cash balance is a direct result of the Company having limited operations during the quarters.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of December 31, 1998, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.

PART II:      OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 1998.

Item 2.   Changes In Securities

          None




                                                    [ORI\98\10-QSB:123198-1.QSB]

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

                                                    [ORI\98\10-QSB:123198-1.QSB]

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OASIS RESORTS INTERNATIONAL INC.
                                     (formerly, Flexweight Corporation)


Dated:   February 24, 2000           By:       /s/ Walter Sanders
                                     Mr. Walter Sanders, President and Director



Dated:  February 24, 2000            By:        /s/      Charles Longson
                                     Mr. Charles Longson, Director

                                                    [ORI\98\10-QSB:123198-1.QSB]