Form 10QSB
period 1999-03-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-02-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999                      Commission File No. 0-9476



                        OASIS RESORTS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                     48-0680109
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
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

                                                     [ORI\98\10-QSB:33199-1.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                                     INDEX



                                                                            Page

                                     PART I


Item 1.     Financial Statements

            Consolidated Balance Sheet as of March 31, 1999 (unaudited)......  2

            Consolidated Statements of Operations
               for the Three and Six Months Ended
               March 31, 1999 and 1998 (unaudited)...........................  3

            Consolidated Statements of Cash Flows for the Nine Months Ended
               March 31, 1999 (unaudited)....................................  4

            Notes to Consolidated Financial Statements ......................  5


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 10


                                     PART II

Item 1.     Legal Proceedings................................................ 13

Item 2.     Changes In Securities............................................ 13

Item 3.     Defaults Upon Senior Securities.................................. 13

Item 4.     Submission Of Matters To A Vote Of Security Holders.............. 13

Item 5.     Other Information................................................ 13

Item 6.     Exhibits And Reports On Form 8-K................................. 13

            Signatures....................................................... 14


                                                     [ORI\98\10-QSB:33199-1.QSB]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                        March 31,
ASSETS                                                    1999
Cash and cash equivalents                             $    66,625
Accounts receivable, net                                  723,816
Inventory                                                 176,871
Marketable securities                                   1,102,000
Other current assets                                      165,907
   Total current assets                                 2,235,219

Property and equipment, net                               510,565
Lease deposit                                           1,000,000
Investment, at cost                                     2,000,000
Land held for development                               3,700,000
Intangible assets, net                                  9,083,475
Other assets                                               27,906
   Total assets                                       $18,557,165
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                      $ 1,880,006
Accrued rental payments                                 4,295,577
Other accrued liabilities                               2,965,363
Current portion of notes payable                          550,000
   Total current liabilities                            9,490,946
Long-term debt                                          3,425,000
Total liabilities                                      13,115,946
Stockholders equity:
Common stock, par value $0.001; 75,000,000 shares
  authorized, 15,953,523 shares issued and outstanding     15,953
Additional paid-in-capital                             19,822,136
Accumulated deficit                                    (8,690,970)
Unrealized loss on Marketable Securities                 (685,900)
Note receivable from controlling shareholder           (5,000,000)
   Total stockholders equity                            5,461,219
  Total liabilities and stockholders' equity          $18,577,165


   See accompanying notes to these condensed consolidated financial statements

                                                     [ORI\98\10-QSB:33199-1.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                       Condensed Statements of Operations
                       For the Three and Nine Months Ended
                       March 31, 1999 and 1998 (Unaudited)



                                            Three Months Ended        Nine Months Ended,
                                                March 31,                  March 31,
                                            1999         1998         1999         1998
Revenues                                 $ 914,000     $931,000   $ 3,734,000   $ 3,691,300
Cost of revenues                         1,388,000    2,150,000     4,508,600     7,085,700
Gross profit                              (474,000)  (1,219,000)     (774,600)   (3,394,400)
Selling, general and administrative
  expenses                                 159,000      218,000       672,400       873,100
   Total operating expenses                159,000      218,000       672,400       873,100
Net loss                                 $(633,000) $(1,437,000)  $(1,447,000)  $(4,267,500)
Net loss per common share                $    (.04)$       (.18)  $      (.10)$        (.55)
Weighted average common shares
    included in basic and fully diluted
    shares outstanding                  15,953,523    7,817,248    13,908,098     7,817,248




















   See accompanying notes to these condensed consolidated financial statements

                                                     [ORI\98\10-QSB:33199-1.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Nine Months Ended
                           March 31, 1999 (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (1,447,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                        99,972
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                              (104,532)
     Inventory                                                          (5,634)
     Other assets                                                       34,693
     Accounts payable                                                   24,835
     Accrued expenses                                                3,152,443
     Due to affiliates                                              (1,517,000)
Net cash provided by operating activities                              237,777
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                              (199,948)
Net cash used by investing activities                                 (199,948)
Net increase (decrease) in cash                                        (37,829)
Cash and cash equivalents, beginning of period                         104,454
Cash and cash equivalents, end of period                          $     66,625
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                       $          -














   See accompanying notes to these condensed consolidated financial statements

                                                     [ORI\98\10-QSB:33199-1.QSB]

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

                                                     [ORI\98\10-QSB:33199-1.QSB]

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

Going Concern

The Company's working capital resources during the period ended March 31, 1999 were provided by utilizing the cash on hand at June 30, 1997 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
   Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Revenues for the third quarter of fiscal 1999 were $.9 million which approximated the revenues of the fiscal 1998 second quarter. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

                                                     [ORI\98\10-QSB:33199-1.QSB]

Total cost of revenues were $1.4 million in the current quarter compared to $2.2 million in the fiscal 1998 quarter. The decrease is due to a reduction in the anticipated levels of operation due to the developer not completing the adjoining properties in the Cap Gammath complex. Selling, general and administrative costs decreased $59,000 for the same reasons.

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

As of March 31, 1999, the Company had a working capital of $5 million, which is $8 million less than the deficit at June 30, 1998, due to the restructuring than took place July 1, 1998. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $67,000 at March 31, 1999. The limited cash balance is a direct result of the Company having limited operations during the quarters.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of March 31, 1999, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 1998.

Item 2.       Changes In Securities

              None




                                                     [ORI\98\10-QSB:33199-1.QSB]

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

Item 6.       Exhibits And Reports On Form 8-K

         (a)  Exhibits:
              Exhibit Number               Description of Exhibit

              27                           Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                                     [ORI\98\10-QSB:33199-1.QSB]

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

                                    OASIS RESORTS INTERNATIONAL INC.
                                    (formerly, Flexweight Corporation)


Dated:   February 24, 2000          By:       /s/ Walter Sanders
                                    Mr. Walter Sanders, President and Director



Dated:  February 24, 2000           By:        /s/      Charles Longson
                                    Mr. Charles Longson, Director

                                                     [ORI\98\10-QSB:33199-1.QSB]
                                        9