Form 10KSB
period 1999-06-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-02-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June  30, 1999         Commission file number   0-9476

                        OASIS RESORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

   Nevada                                                48-0680109
(State of other jurisdiction of                 (I.R.S. Employer  I.D. No.)
incorporation or organization)

3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada                   89103
(Address of Principal Executive Offices)                              (Zip Code)

              Registrant's telephone number, including area code:
                                 (949) 833-5381
                                  ____________
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes       No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Registrant's revenues for its most recent fiscal year were $5,400,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 1998 was approximately $6,300,000.

              Class                              Outstanding at January 31, 2000
      Common Stock, $.10 par value                      15,953,523 shares

                      Documents Incorporated by Reference:
                                      None

                              TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.  Description of Business..............................................1

Item 2.  Description of Property..............................................9

Item 3.  Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of Security-Holders.................10

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............10

Item 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

Item 7.  Financial Statements................................................15

Item 8.  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure.............................15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act..................................16

Item 10. Executive Compensation..............................................19

Item 11. Security Ownership of Certain Beneficial
          Owners and Management............................................. 20

Item 12. Certain Relationships and Related Transactions......................21

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K....................................21

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

(a)  General

     Oasis Resorts International Inc. (the "Company" or "Oasis") was originally incorporated under the name Flexweight Drillpipe Company in 1958, and became publicly-held in August 1980. From 1961 through 1985, the Company activities were limited to the manufacture and sale of oil field equipment. In 1985, the Company filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Court for the District of Kansas.


     During the pendency of its reorganization proceedings, the Company liquidated all of its oil field related assets. The Company filed a Plan of Reorganization in June 1987, which was approved in February 1988, and resumed, on a limited scale, its manufacturing operations. During fiscal1995, the Company discontinued its manufacturing operations and liquidated its remaining assets.


     Following the close of fiscal 1995, the Company began evaluating investment and merger opportunities outside of the manufacturing industry. During fiscal 1995, the Company experienced a change in control and, in the process, adopted a new strategy to renew operations and grow by acquiring and developing business interests in the legalized gaming, hotel management and real estate industries.


(b)  Business Development

     As a result of the change of control in fiscal 1996 and the adoption of a new business plan and growth strategy in May, 1998, the Company acquired 100% interest of Oasis Hotel, Resort & Casinos III Inc. ("Oasis III"), which owned and was in the process of developing a destination resort hotel and casino gaming property in Oasis, Nevada (the "Oasis III Property"). In October 1998, the Company acquired the operational and development-stage international hotel and gaming assets of NuOasis International Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts Inc. ("Resorts"), making NuOasis the Company's largest single shareholder.


     Through subsidiaries the Company now develops, owns interests in, leases, manages and operates themed hotels, gaming casinos and related operations worldwide. The Company operates its facilities under two marketing themes:
"Cleopatra Palace" and "Oasis Resorts." The Company's "Cleopatra"-themed facilities are owned and operated by Cleopatra Palace Resorts and Casinos Limited, a British corporation ("CPRC"), a 75% owned subsidiary. The Company's "Oasis"-themed facilities are owned and operated by NuOasis Resorts & Casinos N.V., a Netherlands Antilles corporation in organization ("NRCNV"), an 80% owned subsidiary, and Oasis III, a 100%, owned subsidiary. CPRC conducts its operations through Cleopatra Cap Gammarth Casino Limited, a Tunisian corporation in organization ("CCGL") and Cleopatra's World Inc., a British Virgin Island corporation ("Cleopatra's World"), entities which at June 30, 1999, were 90% and 80% owned, respectively.


(c)  Description of Business

     The Company's business interests are comprised of casino gaming and hotel management, and to a limited extent, real estate acquisition and development. The casino gaming and resort hotels, operated and planned for development by the Company and its subsidiaries, are presently located in the Mediterranean and the United States, and are Las Vegas-style facilities. Some of the Company's casino facilities are or will be associated with Company-managed hotel properties.
                                       1

    The Company"s strategy is to acquire existing hotel and casino facilities, or obtain management contracts, with a view to re-branding the facilities as "Cleopatra" or "Oasis"-themed properties. The Company's focus and target markets are growth-stage vacation markets in the Mediterranean, Caribbean, South Pacific (including certain Asian markets and Pacific Rim islands) and the United States. The Company also intends to develop "sportsbook" and Internet-based gaming activities where possible.


     In addition to its present activities and interests in Tunisia, North Africa and the United States, the Company is evaluating several casino and hotel projects located in Spain, Morocco, and South Korea which it hopes to acquire outright or on which it intends to obtain management rights.


     (1)  Gaming and Hotel Management Activities

               Domestic Gaming And Hotel Facilities

          As a result of the merger in May 1998 of Flex Holdings Inc. ("Flex"), a wholly-owned subsidiary of the Company, into Oasis III, the Company acquired theOasis III Property, a 20-acre interest in partially-developed land located in Oasis, Nevada together with an option to acquire an additional 30 acres adjacent to the 20-acre parcel. The Oasis III Property presently contains a 6-unit motel, an eight-pump truck stop, a cafe and mini-market store and was subdivided from an 1100-acre parcel originally purchased in December, 1995 by Oasis III from Oasis International Hotel & Casinos Inc. ("OHIC"), which was at the time of the transaction, and continues to be, a shareholder of the Company.


          The Company intends to develop the Oasis III Property as a 500-room resort hotel with a 30,000 square-foot Las Vegas style gaming casino with 38 gaming tables, Keno, Sportsbook, and 1,000 slot machines, together with an entertainment complex with movie theaters, outdoor rodeo facilities, and bowling alley. The Company is currently evaluating financing proposals to develop this property.


               International Gaming and Hotel Activities

          Through the acquisition of CPRC, the Company intends to develop and expand its casino gaming and resort hotel activities outside of the United States. The Company believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic market because of the "emerging market" status of many of the host countries. The Company's goal is to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected
     growth.   Prior to and following its acquisition of CPRC, the Company has been soliciting and evaluating prospects in certain resort hotel and casino gaming markets in Asia, North Africa, South America, the Caribbean, and the South Pacific.


          CPRC's predecessor, Cleopatra Palace Limited ("CPL"), developed the concept of resort hotels and Las Vegas style gaming casinos designed along the theme "Cleopatra Palace," in 1993.

          In October 1994, CPL became the lessee of a 200,000 square foot casino and Las Vegas-style showroom (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract (the "Gammarth Casino Lease") with Societe Animation Loisers Touristique ("SALT"). The Cap Gammarth Casino is part of a large resort development located in Tunisia, North Africa, in the town of Gammarth, approximately
     6 miles north of the city of Tunis, the country's capital. In conjunction with this casino, an affiliate of SALT, Societe Touristique Tunisie
     Golfe ("STTG"), partially constructed a five-star hotel (the "Le
     Palace Hotel"), is currently attempting to complete construction on an adjacent health and sports center, a beach club, a 54-unit shopping mall and 250 apartments, all located within walking distance to the Cap Gammarth Casino (collectively, the "Gammarth Resort"). The Gammarth Casino Lease was subsequently assigned by CPL to Cleopatra's World who serves as the operator of the Gammarth Resort.


          In 1996, CPL deposited approximately $2,000,000 with SALT as a lease deposit on the Cap Gammarth Casino. In April 1998, CPL converted the Cap Gammarth Casino lease deposit to a 20% equity ownership in SALT.


          After a long history of missed completion dates set by STTG, Cleopatra's World opened the Le Palace Hotel in October 1996 with only 100 of 350 total rooms ready for occupancy, and without any of the other resort facilities. Through internally operated cash flow and working capital provided by NuOasis, Cleopatra's World completed the Le Palace Hotel and marketed the facility since its opening. And, while the balance of the resort remained unfinished at June 30, 1999, the Le Palace Hotel has been actively managed and marketed by Cleopatra's World with steadily increasing annual room rental rates and revenues.


          In October 1994, in a separate transaction, CPL entered into an agreement to lease and operate a casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). The Hammamet Casino was completed in the first half of calendar 1997 and opened December 6, 1997. Adjoining the Hammamet Casino is a five-star hotel and villa resort (the "Hammamet Hotel") which was completed and opened in September 1996, and is operated by the Occidental Group. The Hammamet Hotel is one of forty-five
     (45) hotels planned or currently under construction in south Hammamet as part of a Tunisian government-sponsored expansion of the Hammamet resort area. When completed, these additional hotels are expected to provide up to thirty-eight thousand (38,000) additional beds for the Hammamet area. Both the Hammamet Casino and Hammamet Hotel are situated within walking distance of other hotels, with approximately eighteen hundred (1,800) beds.


          CPRC financed the completion and opening of the Hammamet Casino through loans from NuOasis and financing from Cedric Investment Company Inc., a Panamanian corporation ("Cedric"). To finance the remaining expenditures on the Cap Gammarth Casino, CPRC has been negotiating possible joint ventures with foreign banks and investment groups, and attempting early collection of its receivables.

         Between 1996 and 1999, CPL and other related CPRC subsidiaries, increased their interest in Cleopatra's World and entered into Letters of Intent and contracts to acquire additional proposed and existing resort hotel and casino gaming interests in the Mediterranean and Southern Europe. On July 7, 1996 CPL entered into an agreement between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") to take over and operate a casino in Monastir, Tunisia (the "Monastir Casino Lease");
     it entered into an agreement with CMI dated July 7, 1996 to take over and operate a resort hotel in Monastir, Tunisia (the "Monastir Hotel Lease"); it entered into an agreement in principle to lease an existing potential casino site and to acquire a gaming license in Morocco (the "Morocco Project"); and, it entered into an agreement to acquire certain real property interests in San Roque, Spain and the gaming license related to a casino under construction in Marbella, Spain (the "Marbella Casino"). However, June 30, 1999, none of the properties under contract or agreements in principle have been acquired by the Company or any of its subsidiaries.


     (2)  Real Estate Activities

          The Company did not have any real estate operations during fiscal 1998 or fiscal 1999.

(d)  Marketing

     (1)  Gaming and Hotel Management

               Domestic Gaming

           The Company did not have any domestic gaming activities in fiscal 1998 and fiscal 1999 and did not utilize or rely upon any marketing for domestic gaming activities in fiscal 1998.


               International Casino Gaming and Hotel Management

           The Company's current International activities are located in North Africa, but the Company intends to enter the European and Caribbean markets beginning in fiscal 2000.


           The Company's marketing strategy is to target past and repeat middle-market, value-oriented visitors to its facilities by systematic marketing programs directed to the individual visitors and to the tour operators who have historically promoted and booked the tours to the respective areas in the past. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of each slot machine and table game player.


          The Company uses this information to follow up promotions. The Company believes that utilizing the "Cleopatra" name in the Mediterranean area, and the proposed "Oasis" theme in other areas, combined with personalized database driven marketing programs, will create a strong brand image synonymous with quality casino gaming and hotel facilities, service and food. With respect to its existing hotel and casino gaming activities in Tunisia, the Company is currently working with the Tunisian government and local organizations with the goal of promoting the areas to increase the number of tourists.

         As the markets surrounding the Company's current and future hotel and casino facilities continue to mature, it intends to expand its focus to other markets in the respective regions. The Company has utilized and intends to continuously monitor the effectiveness of direct mail, television advertising, newspapers, billboards and tourist magazine advertising placed in the surrounding areas to increase the visibility of the Company's facilities and to promote the image that these facilities are part of the history and romance of the region of the past. Management believes that the advent of Las Vegas-style casino gaming in the Mediterranean area will increase the current length of a tourist's stay as well as increase the number of tourists into its market areas.


(e)  Raw Materials

          The Company's casino gaming and hotel management, and its related real estate acquisition and development activities, are not manufacturing-based businesses and, therefore, do not rely on raw materials.


(f)      Patents, Trademarks and Licenses

          The Company's proposed gaming activities do not require patents or trademarks, and the Company does not intend to rely on patents or trademarks. The operations of the proposed gaming casinos and resort hotel properties will depend on and be subject to gaming licenses and permits from their respective jurisdictions.


(g)  Seasonality

          The Company's domestic gaming activities were non-operational in fiscal 1998 and fiscal 1999. The Company's international casino gaming and hotel management activities are seasonal and are strongly affected by weather and other factors that influence the tourist trade in Tunisia. Higher revenues are typically realized from the Company's current operations in North Africa during the late spring, summer and early fall months. Additionally, due to their location on the southern Mediterranean coast, tourist traffic can be especially adversely affected by severe weather.


(h)  Customer Dependence

          The Company's domestic gaming activities were in the development stage during fiscal 1998 and fiscal 1999; its international casino gaming and hotel management activities, except for one Tunisian casino and its Tunisian hotel management operations, were also development stage and, therefore, not subject to customer dependence. The Company's resort hotel operations are solely dependent upon Tunisian tourism and the Company's ability to attract foreign visitors to its Tunisian operations; two Tunisian gaming segments remained under development at the close of fiscal 1999.


(i)  Backlog of Orders

          The Company's domestic gaming, international gaming and hotel management, and real estate subsidiaries were not subject to the type of business activities which would give rise to "orders."

(j)  Government Contracts


          None of the Company's industry segment activities involved government contracts in fiscal 1998 or fiscal 1999.


(k)  Competition

          Gaming and Hotel Management Activities

               Domestic Gaming

          The Company did not have any domestic gaming activities in fiscal 1998 or fiscal 1999 and, therefore, was not subject to competition.

          International Gaming and Hotel Management Activities

          The Company competes with other gaming companies for opportunities to manage casino gaming and hotel management activities in emerging international gaming jurisdictions. The Company expects many competitors to enter new international jurisdictions that authorize gaming, some of whom may have more personnel and greater financial and other resources than the Company or its subsidiaries.

          Further expansion of international legalized gaming in the markets where the Company is active or proposes to become active could also significantly and adversely affect its proposed gaming activities. In particular, the expansion of casino gaming in or near any geographic area where the Company is active, or in pursuit of a gaming license or rights to manage casino gaming activities, may diminish or otherwise detract from the activities of the Company or its subsidiaries.

          In this regard, the Company believes that its gaming markets are extremely competitive and expects them to become even more competitive as the number of gaming and other entertainment establishments increases. Such competition is growing in the Mediterranean market and the Company also competes with gaming facilities worldwide. It is also possible that substantial competition could cause the supply of casino gaming facilities to exceed the demand for casino gaming.

          Additionally, many of the Company's competitors have more casino gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

(3)  Real Estate Activities

          Real estate investments through June 30, 1999 consisted solely of the Oasis III Property, which was undeveloped at the close of fiscal 1999 and, therefore, competition as it relates to real estate activities is not applicable.

(l)  Research and Development

          The Company's business strategy is to acquire or obtain management contracts on upscale hotels, resorts and gaming casinos and to renovate (where necessary) and re-brand in growth-stage vacation markets in the Mediterranean, Caribbean, South Pacific (including certain Asian markets and Pacific Rim islands) and the United States. The Company also intends to develop "sportsbook" and Internet-based gaming opportunities where possible.


(m)  Government Regulation

     (1)  Gaming and Hotel Management Activities

                    Domestic Gaming

               The Company did not have any domestic gaming activities during fiscal 1998 or fiscal 1999 and, therefore, was not subject to government regulation.


                    International Casino Gaming and Hotel Management Activities


               The Company's international operations are generally dependent on the continued licenseability, qualification and operations of the Company or the subsidiaries and/or that hold the requisite licenses or permits in the jurisdictions where it conducts or proposes to conduct gaming and hotel management activities. Generally, such operations are Reviewed periodically by local, state and/or federal governmental authorities. In addition, in most jurisdictions, the Company's directors and many of the employees of casinos and hotels are often required to be Approved. The failure of the Company or any of its key personnel to obtain or retain a license or a permit in a particular jurisdiction could have a material adverse effect on the Company's ability to continue or expand its casino gaming and/or hotel management operations, or to obtain or retain licenses or permits in other jurisdictions. In addition, any regulations adopted by the local, state and/or federal governmental authorities, the legislatures or any governmental authority in jurisdictions in which the Company intends to have casino gaming and/or hotel management operations, may materially adversely affect its operations.


               At the close of fiscal 1999, the Company's only international casino gaming and hotel management investments were in Tunisia, North Africa. Under Tunisian law, casino gaming is closely supervised and monitored through the use of on-site government representatives and strict published operating procedures. The process through which a company obtains a license to conduct casino gaming in Tunisia is similar to that of many of the various states in the U.S. which have recently adopted legalized gaming statutes, involving background checks, personal interviews and the discretionary right of the government body overseeing gaming activities to deny or withdraw a license to any applicant.


               The Tunisian government has approved the Company's management for gaming licenses at the Cap Gammarth Casino and the Hammamet Casino.

     (2)  Real Estate Activities

          The Company did not have any real estate development activities in fiscal 1998 or fiscal 1999 and, therefore, was not subject to government regulation.


(n)  Compliance With Environmental Laws

          Compliance with United States federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has no material effect on the capital expenditures, earnings and competitive position and operations of the Company's casino gaming and hotel management activities.


(o)  Employees

(p)  Forward Looking Statements

          The statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in this Report. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: increases in the number and the intensely competitive nature of competitors in the markets in which the Company operates; the seasonality of the hotel and casino gaming industry in certain markets in which the Company operates; the susceptibility of the Company's operating results to adverse weather conditions and natural disasters; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; the risk that jurisdictions in which the Company proposes to operate hotels or casinos rescind or fail to enact legislation permitting casino gaming or do not enact such legislation in a timely manner; changes in governmental regulations governing the Company's activities; changes in labor, equipment and capital costs;
     the ability of the Company to consummate contemplated joint ventures and acquisitions on terms satisfactory to the Company, and to obtain necessary regulatory approvals therefor; and other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC").


          Additionally, all statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations.
     In addition to being forward- looking in nature, these statements involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

(q)  Year 2000 Issues

          Many computers systems today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company and its subsidiaries have been engaged in assessing this Year 2000 issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers, and others. This project along with developing and implementing solutions to the year 2000 issue has been completed and management has concluded that the impact of the Year 2000 issue on its complete systems will not have a material impact on the Company's consolidated financial results or position. The Company's consolidated financial results could be adversely affected if one or more of the companies in which it has material investments were materially adversely affected by the Year 2000 issue.


ITEM 2.   DESCRIPTION OF PROPERTY.

(a)  Corporate Headquarters

          The Company currently leases space and maintains its executive office at 3753 Howard Hughes Parkway, Las Vegas, Nevada. From May 1998 to December 31, 1998, the Company was provided office space at the office of its President in Wendover, Nevada.

(b)  Gaming and Hotel Management Facilities

               Domestic Gaming

          At the close of fiscal 1999, the Company did not own any domestic real property interests related to its proposed hotel and casino gaming activities, nor did it have any domestic casinos or hotel management activities subject to lease obligations.

               International Gaming and Hotel Management Facilities

          At the close of fiscal 1999, the Company, through its subsidiaries, was a lessee under three (3) lease agreements related to the Cap Gammarth Casino, the Gammarth Resort, and Hammamet Casino in Tunisia. Due to its position as a lessee, neither the Company or its subsidiaries owned any real or personal property.


(c)  Real Estate Activities

          The Company did not have any domestic real estate operations at the close of fiscal 1998 or fiscal 1999.


ITEM 3.   LEGAL PROCEEDINGS.


          The Company settled, or had agreements to settle all material litigation where it was a defendant at the close of fiscal 1999 and knows of no material threatened legal proceedings, other than ordinary routine litigation incidental to its business; provided however that one of the Company's indirect subsidiaries, Cleopatr's World, became a party to an arbitration and during fiscal 1998, STTG, the developer/owner of the Gammarth Resort, and this arbitration remained open at June 30, 1999.


          On July 13, 1998 Resorts filed a civil complaint for damages in the U.S. District Court, District of Nevada against SALT and several other defendants. On July 2, 1999 the District Court adjudged and decreed compensatory damages in the amount of $292 Million plus interest and $10 Million in punitive damages (the "SALT Agreement"). The SALT Judgment affects the Cap Gammarth Casino and is expected to result in the Company forecloding on the interest of SALT and the individual defendants equity ownership of SALT. CPRC's management currently has instituted proceeding in Tunisia to collect upon its money judgement.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          During fiscal 1998, on April 8, 1998 (the"fiscal 98 Meeting"), there was a special meeting of the Company's shareholders at which:
     (a)  Ms. Tammy Gehring, Mr. Cliff Halling, and Ms. Bonnie Jean C.
     Tippetts were elected to serve as the directors of the Company;
     (b) the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's $0.10 par value common stock from 5,000,000 shares to 25,000,000 shares;
     (c) the shareholders approved a 1-for-100 reverse stock split of the Company's issued and outstanding common stock; (d) the shareholders approved the selection of Jones, Jensen & Company as the Company's independent auditors for the fiscal year ended August 31, 1998 (subsequently changed to June 30, 1998).


          The Company's Board of Directors, at the time of the fiscal 98 Meeting, recommended in the Proxy Statement that shareholders vote for each of the proposals presented. No solicitation in opposition to management's nominees was received prior to, nor presented at the meeting, and all of the proposals were passed by margins of at least 89% of the shares represented at the meeting, and all of the proposals were passed by margins of at least 89% of the shares represented at the meeting.


          During fiscal 1999, on October 19, 1999 (the "fiscal 99 Meeting"), there was a special meeting of the Company's shareholders at which the Company's shareholders approved an Agreement of Merger with Oasis Resorts International, Inc., a Nevada corporation ("Oasis") to implement a reincorporation of the company known as Flexweight Corporation in the state of Nevada. Oasis was incorporated by the company known as Flexweight Corporation specifically for the purpose of implementing the reincorporation. Oasis had no assets or liabilities. As a result of the reincorporation, the name of the Company was changed to Oasis Resorts International, Inc. and all the assets and liabilities of the company known as Flexweight Corporation became the assets and liabilities of Oasis, and each share of $.10 par value common stock for one (1) share of preferred stock in the company known as Flexweight Corporation was exchanged for one (1) share of common stock and one (1) share of preferred stock of preferred stock in Oasis.


          The Company's Board of Directors, at the time of the fiscal 99 Meeting, recommended in the Proxy Statement that shareholders vote in favor of each of the proposal's presented. No solicitation in opposition to managemen's recommendations was received prior to or at the meeting, and all of the proposals were passed by margins of at least 67% of the shares represented at the meeting.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

          Through November 1998, the Company's common stock was traded through the NASDAQ Over-the-Counter Electronic Bulletin Board system under the symbol "FXWA." Since November 1998, the Company's shares have traded on the NASDAQ Electronic Bulletin Board system under the symbol "OAIS."


          The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                     Bid Price of Common Stock
          Fiscal 1999                                 High                 Low

Quarter ended 06/30/99                               $2.01                $.50
Quarter ended 03/31/99                               $6.75                $.63
Quarter ended 12/31/98                               $7.25                $5.25
Quarter ended 09/30/98                               $9.50                $5.25

          Fiscal 1998                                 High                 Low

Quarter ended 06/30/98                               $7.25                $3.64
Quarter ended 03/31/98                                $.01                $.01
Quarter ended 12/31/97                                $.01                $.01
Quarter ended 09/30/97                                $.01                $.01


(b)  Holders

          The Company had approximately 722 holders of record of its single
     class of equity securities at June 30, 1999.   This approximate number of
     record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name."


(c)  Dividends


          The Company has not paid any cash dividends with respect to its common stock since its inception. No cash or property dividends were paid or declared during fiscal 1998 or fiscal 1999. At the close of fiscal 1999, the Board of Directors of the Company had not approved a dividend distribution policy, however, there are no contractual restrictions on the Company's present or future ability to pay dividends.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Forward Looking Statements

          EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND
     CUSTOMER ACCEPTANCE OF SERVICES AND PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL AND THE EFFECT OF CHANGING ECONOMIC CONDITIONS.

(b)  Significant Events During the Fiscal Year Ended June 30, 1999 and 1998


          On May 1, 1998, OASIS, an inactive corporation registered with the Securities and Exchange Commission (the "SEC"), merged with Oasis III, which held assets representing 20 acres of partially-developed land in Oasis, Nevada. In connection with the merger, OASIS issued 3,010,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis III. In addition, the Company issued the shareholders of Oasis III 1,000,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998. Upon the close of the merger, the shareholders of OASIS retained 749,581 shares of common stock. Upon the close of the merger, the shareholders of Oasis III retained approximately 80% of the issued and outstanding common stock of OASIS.


          On October 19, 1998, the Company reincorporated in Nevada and changed the name of the Company from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. Management of the Company formed CPRC, a United Kingdom company, ("CPRC") and entered into an exchange agreement with NuOasis International, Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts, Inc. ("Resorts"). CPRC acquired all of the equity interest owned by NuOasis in Cleopatra Cap Gammarth, Limited (which operates the casino Cleopatra Cap Gammarth), a right to re-acquire an interest in Cleopatra Hammamet Limited (which operates the casino Cleopatra Hammamet Casino) and Cleopatra's World, Inc. (which operates the Le Palace Hotel & Resort at Cap Gammarth). All of the properties are located in Tunisia.


          In October 1998, the Company entered into an Asset Purchase Agreement with NuOasis which resulted in the Company acquiring 75% of CPRC and eighty percent (80%) equity interest of NRCNV. The consideration for the purchase of CPRC and NRCNV consisted of shares of the Company's common stock (the "Oasis Stock"), warrants to purchase shares of the Company's common stock (the "Oasis Warrants") and promissory notes issued by the Company (the "Oasis Notes").


(c)  Going Concern

          The Company's working capital resources during the years ended June 30, 1999 and 1998 were provided by utilizing the cash on hand and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.


(d)  Liquidity and Capital Resources

          A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:

                                         June 30, 1999   June 30, 1998
Working Capital (Deficit)           $   (6,704,727)   $   (5,169,307)
Cash and Cash Equivalents           $       54,014    $      104,454
Current Ratio                                  .27               .26

          The most significant effects on working capital and its components during fiscal 1999 were the operations of the LePalace, the continued accrual of rent on the LePalace Hotel as well as general administrative expenses, legal and professional advisory fees, and the acquisition of a controlling interest of CPRC and its subsidiaries.


          The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions. Additionally, the Company anticipates receiving a distribution of net operating revenues from its hotel management activities and its proposed international casino gaming activities beginning in fiscal 2000 or its fiscal year ended June 30, 2001 ("fiscal 2001"). However, the Hammamet Casino and the Gammarth Resort have been in operation for more than one (1) year, but neither has yet been able to generate positive cash flows and there are no assurances that these properties will be able to generate positive cash flow, or that the Cap Gammarth Casino will open or generate positive cash flow. As of the close of fiscal 1999, the Company's sole operations were derived from its hotel management subsidiary and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell all or certain projects, or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to generate working capital for the development and current operations of its subsidiaries, or to continue to sustain itself.


(e)  Capital Expenditures

     General

          The Company has no commitments for material capital expenditures; however, the Company's subsidiaries, CPRC and Oasis III, are seeking financing commitments in the aggregate amount of $100 Million to complete their various properties.


          As to any future projects undertaken by the Company, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred.
     The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements including selling equity securities and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

          If for any reason, any of the Company's subsidiaries' joint ventures or projects are unable to borrow or otherwise meet their commitments under current agreements to provide the furniture, fixtures, equipment and working capital to acquire, develop and operate future casino gaming and hotel management projects, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.


          Cap Gammarth Casino

          At June 30, 1999, the Cap Gammarth Casino had approximately $1,000,000 remaining to be paid as security deposits and advance rent before the Company could take possession and open the faculty. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino.


          To finance the remaining expenditures on the Cap Gammarth Casino, the Company has been negotiating debt financing and possible joint ventures with foreign banks and investment groups.


          Gammarth Resort

          During fiscal 1998, Cleopatr's World made a partial payment on the lease on the Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer, STTG, claiming that STTG had breached the terms of the underlying lease by not completing for occupancy, on a timely basis, the Le Palace Hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing Cleopatra's World significant loss of revenue and profits. The matter was removed from the arbitration calendar by mutual agreement between the parties, however, in fiscal 1999, the matter was put back on the arbitration calendar and subsequent to the close of fiscal 1999, in December 1999, the arbitration board awarded Cleopatra's World damages of approximately $2,500,000 to offset against the past due rent. The arbitration board did not address the issue of the reduction of rent due to STTG as a result of the resort not being completed and Cleopatra's World has requested arbitration in France to have the rent issue decided.


(f)  Cash Flows

          Cash used by operating activities was $191,000 for the year ended June 30, 1999 as compared to cash provided by operations of $154,000 for the comparable period last year. The decrease is primarily attributable to assets written off or impaired in fiscal 1998.


          Cash used by investing activities was $241,000 and $758,000 for the years ended June 30, 1999 and 1998, respectively. During fiscal 1999 the Company purchased equipment and during fiscal 1998 the Company made certain advances.


          No cash was used by financing activities in fiscal 1998, however in fiscal 1998, $352,000 was provided net by capital contributions after repayment of short term bank debt.

(g)  Results of Operations

     Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

          The Company's total revenues for the year ended June 30, 1999 were $5.4 million as compared to $5.3 million for the year ended June 30, 1998. These revenues were entirely derived from the operations of the LePalace Hotel. To date, the hotel has not been able to realize its potential due to the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. Occupancy rates have been in the 35% to 45% range during the summer months and 10% to 18% during the winter months.


          Total cost of revenues were $6.3 million in fiscal 1999 as compared to $6.7 million in fiscal 1998. The decrease is due to a reduction in the anticipated levels of operation due to the developer not completing the adjoining properties in the Cap Gammath complex. Selling, general and administrative costs decreased $184,000 for the same reasons.


          In fiscal 1999 and 1998, the Company recorded impairments of long-lived assets of $8.4 million and $3.2 million, respectively. As of June 30, 1999, management believed that the goodwill generated by the reverse acquisition was impaired, and accordingly, the Company charged operations $8.4 million. In 1998, management determined that its investment in the Cleopatra Cap Gammarth casino and its Club Hammamet receivable was impaired, and accordingly, they recorded a provision totaling approximately $3.2 million.


          As a result of change in stock ownership which occurred in fiscal 1999, the Company's use of its net operating loss carry forwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carry forwards expire.


ITEM 7.   FINANCIAL STATEMENTS.

          The financial statements are filed as a part of this Annual Report on Form 10-KSB commencing on page F-1 attached hereto.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          During fiscal 1999, in connection with the restructuring of the Company, the Board of Directors, decided to replace Jones, Jensen &
Company as the independent accountants for the Company with the accounting firm of McKennon, Wilson & Morgan. Jones, Jensen & Company previously issued a report dated November 11, 1997. The report noted that the Company was a development stage company and had no operating capital which raises significant doubt about the ability of the Company to continue as a going concern. Other than the Company's ability to continue as a going concern, the report did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. Such report subsequent to issuance has not been modified by Jones, Jensen & Company. There were no disagreements with Jones, Jensen & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two year period prior covered by their report and subsequently through February 22, 2000.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Identification of Directors and Executive Officers.

     The Company, pursuant to its Bylaws is authorized to maintain executive officers as needed, but not less than three (3) and not more than nine (9) members on its Board of Directors. The directors and officers for fiscal 1998 and fiscal 1999 were as follows:

Name                Age          Position           Period Served as Director
Walt Sanders         53    President, Flexweight    May 1, 1998 to present
                           Corporation and Director

Charles R. Longson   56    Director                 May 1, 1998 to present

Richard O. Weed      35    Director                 October 1, 1998 to present

Jon L. Lawver        60    Director                 October 1, 1998 to present



     All directors of the Company hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The officers of the Company are elected by the Board of Directors at its first meeting after each annual meeting of the Company's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.


(b)  Business Experience

     The following is a brief account of the business experience during the past five years of each director, director nominee and executive officer of the Company, and the members of its Advisory Board, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.


     Walter Sanders. Walter Sanders was appointed CEO, President and Director of the Company on May 1, 1998. Mr. Sanders is currently the Mayor of the City of West Wendover, Nevada and the President of Nevlink Enterprises, Inc. a construction company ("Nevlink"). Mr. Sanders' construction experience includes the development of both commercial and residential projects primarily in the western region of the United States. Mr. Sanders, through his role as President of Nevlink, is currently focusing on the development of casinos, hotels, golf courses, housing projects and large public works projects. Mr. Sanders has a wide range of skills in engineering, design and surveying. Mr. Sanders' experience also includes a substantial role in the development of several casinos located in Wendover, Nevada including: Nevada Crossing Hotel and Casino, State Line Hotel and Casino, Peppermill Hotel and Casino and several other casinos.

     Charles R. Longson. Charles R. Longson was appointed Vice-President and Director of the Company on May 1, 1998. Mr. Longson has been the general manager of the Silver Smith Casino and Resort in Wendover, Nevada since 1979. His experience includes over 26 years in developing and managing large gaming resorts. Mr. Longson specializes in start-up construction, including: design, development, floor layouts and operations and personnel.

     Richard O. Weed. Richard O. Weed (Director), 37, is Managing Director/Special Projects with Weed & Co. L.P. in Newport Beach, California. Weed & Co. provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed is known for using analytical firepower, creative problem solving and resourceful implementation to assist clients. Mr. Weed's abilities are the result of his association with prominent law firms in California and Texas and graduate business education. Mr.
Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California, Juris Doctor in 1987 from St. Mary's University School of Law, and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Company since October. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm ("Lawver Corp."). Since1988, as President and a Director of Eurasia Inc., a private finance equipment leasing company.


(c)  Identification of Certain Significant Employees and Consultants

     In fiscal 1997, the Company entered into a Consulting Agreement with AZ Professional Consultants Inc. ("AZ") pursuant to which the Company agreed to engage AZ to provide certain services related to the day-to-day management record keeping and regulatory reporting requirements of the company, the ("AZ Agreement"). The AZ Agreement had a term of one (1) year and expired on February 28, 1997. During the term of the AZ Agreement, the Company issued to AZ, as consideration for the services provided by AZ, approximately nine hundred thousand (900,000) shares of its common stock.


     On June, 1998, the Company entered into consulting agreements with Mr. Kurtz, doing business as Park Street (the "Park Street Agreement"). Pursuant to the Park Street Agreement, the Company agreed to pay Mr. Kurtz twenty thousand (20,000) shares of its common stock each month for the term of the subject agreement and further compensate Park Street for the introduction of businesses which are acquired by the Company.


     During fiscal 1998, the Company entered into an Exchange Agreement with NuOasis pursuant to which the Company issued one million (1,000,000) shares of its common stock to NuOasis in exchange for Three Million Two Hundred Fifty Thousand (3,250,000) shares of common stock of Resorts owned by NuOasis.
As part of the transaction, the Company also granted NuOasis an Option to purchase an additional Two Hundred Fifty Thousand (250,000) shares of its common stock (the "NuOasis Option"). At June 30, 1999, NuOasis had not exercised the NuOasis Option.


     During fiscal 1999, the Company entered into two (2) consulting agreements, one with Hudson Consulting Group Inc. ("Hudson") on July 18, 1998, as amended September 15, 1998 (the "Hudson Agreement") and another with NuVen Advisors Limited Partnership, successor to NuVen Advisors Inc. ("NuVen") on July 18, 1999 (the "NuVen Agreement"). Pursuant to the Hudson Agreement the Company agreed to pay Hudson certain performance based fees upon the merger with or acquisition of a business introduced by Hudson, and to pay Hudson fifteen thousand (15,000) shares of its common stock each month for the term of the subject agreement. Following the purchase of the assets of NuOasis in October 1998, the Company issued 1,500,000 shares of its common stock to Hudson as its fee for identifying and assisting in the closing of the transaction. The Hudson Agreement had a term of one (1) year and expired on January 1, 1999.


     Pursuant to the NuVen Agreement, the Company agreed to retain NuVen to assist it in identifying and effecting the purchase of business and assets relative to its hotel and gaming business (the "NuVen Agreement"). The NuVen Agreement became effective April 1, 1998 and expired in March 31, 1999 and resulted in the Company issuing forty thousand (40,000) shares of its common stock for services; NuVen waived its right to expense reimbursement and to receive additional shares of the Company's common stock on the closing of the purchase of the assets of NuOasis. As incentive to execute the NuVen Agreement, the Company granted NuVen the option to purchase Three Hundred Fifty Thousand (350,000) shares of the Company; common stock at a price of $6.00 per share. At June 30, 1999, NuVen had not exercised the NuVen Option.


     In connection with the purchase of CPRC in fiscal 1999, the Company acquired the existing operations of a resort hotel and development-stage casino gaming interests in Tunisia, North Africa and, with it, acquired employee relationships with certain executives who hold officers', directors' and key management positions in various foreign subsidiaries of CPRC. None of these individuals are shareholders of the Company and the Company is not dependent on any single such individual for operations.

     NuOasis owns 7,817,248 shares or approximately forty-nine precent
(49%), of the issued and outstanding Common stock of the Company, and has two
(2) appointees sitting on the Company's four (4) member Board of Directors. NuOasis, therefore, could be deemed to be in control of the business of the Company. Fred G. Luke is the President of NuOasis and its parent corporation, Resorts, and he has been instrumental through the date of the Company's purchase of NuOasis assets, in identifying, acquiring, financing and developing the assets and business interests of Resorts and NuOasis, including those acquired by the Company. Pursuant to the relationship between the Company and NuVen Limited Partnership and as a result of Mr. Lukes position with NuOasis and Resorts, he is in a position to influence the business affairs of the Company and therefore may be deemed a "control person", as defined in the Exchange Act.


    Briefly, Mr. Luke has business experience as follows: he has been President of NUOI since Fiscal 1995, and Director of Resorts, the parent of NUOI since June 1993. Mr. Luke has more than thirty (30) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with Resorts and NUOI, Mr. Luke currently serves as Chairman and President of NuVen Advisors Limited Partnership ("NuVen LP"), which has provided consulting services, office space and other general and administrative services to the Company since the beginning of Fiscal 1999. NuVen provides managerial, acquisition, and administrative services to other public and private companies in addition to the Company. NuVen, is controlled by Mr. Luke, as General Partner and is an affiliate of the Company. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.


     Mr. Gabriel Tabarani serves as Director of CPRC and Cleopatr's World. Fred Graves Luke, Fred G. Luke's father, is a Director of CPRC and owns personally 10% of CPRC.

     Fred Graves Luke is the father of Fred G. Luke, President of the Company. Fred Graves Luke was appointed chairperson of the Company's Advisory Board in 1993 and continues to serve in this capacity. He also serves as a Director of CPRC, CCGL, CHL and Cleopatra's World.

(d)  Family Relationships

     None.


(e)  Involvement in Certain Legal Proceedings.

     During the past five years, no director or officer of the Company has:

(1) Filed or has filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings.


(2)  Been convicted in a criminal proceeding;

(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.


(4) Been found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission ("FTC") to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.


(f)  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent (10%)of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  Summary Compensation Table

     The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly compensated executive officers other than the President.


Name and Principal      Fiscal  Salary    Other Annual       Options
Position                 Year    ($)     Compensation ($)    Granted (#)
Walter Sanders,          1999      -            -               -
 President               1998      -            -               -
                         1997      -            -               -

Charles Longson          1999      -            -               -
 Secretary and Director  1998      -            -               -
                         1997      -            -               -


(b)  Stock Options

     The following table sets forth in summary form the aggregate options granted and exercised during fiscal 1999and 1998, and the value of unexercised options for the Company's President and four most highly compensated executive officers other than the President.

                                                                      Value of Unexercised
                                               Number of Unexercised      In-the-Money
                                               Option/SAR's at Fiscal   Options/SAR's at Fiscal
                                                     Year-End (#)          Year-End
                              Shares
                            Acquired on  Value      Exercisable/         Exercisable/
            Name           Exercise (#) Realized    Unexercisable        Unexercisable
NuOasis International, Inc.                         1,000,000            Exercisable
NuVen Advisors Inc.                                 350,000              Exercisable

(c)      Long-Term Incentive Plans

         Not applicable.

(d)      Compensation of Directors

         The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(e)  Contracts With Executive Officers

     None


(f)  Change of Control

     In fiscal 1998, on May 1, 1998 following the Company's acquisition of Oasis III, Tammy Gehring, Bonnie Jean Tippetts and Cliff Halling resigned from their respective positions as officers and directors of the Company in favor of Mr. Walter Sanders and Mr. Charles Longson. In fiscal 1999, on October, 1999, following the purchase of the NuOasis assets, Mr. Jon L. Lawver and Mr. Richard O. Weed were appointed to hold positions as directors of the Company.


(g)  Report on Repricing of Options

     Not applicable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)    Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of June 30, 1999, the most recent practicable date.


  Title
    of            Name and Address                Amount and Nature of Percent
  Class          of Beneficial Owner               Beneficial Interest of Class
$.10 par value   NuOasis Resorts International Inc.       7,817,248      49.0%
Common Stock     43 Elizabeth Avenue, Box N-8680
                 Nassau, Bahamas
$.10 par value   A-Z Professional Consultants, Inc.         878,504         0%
Common Stock     268 West 400 South, Suite 306
                 Salt Lake City, Utah 84101
$.10 par value   REXCO                                    2,020,000      12.66%
Common Stock     900-609 Granville St.
                 Vancouver, BC, Canada

$.10 par value   Walter Sanders                           2,000,000          0%
Common Stock     P.O. Box 2329
                 West Wendover NV 89883


     The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of June 30, 1999:

Title                                                Amount and Nature
of               Name and Address                         of            Percent
Class            of Beneficial Owner               Beneficial Interest  of Class
$.10 par value   Mr. Walter Sanders                         2,000,000     12.5%
Common Stock     P.O. Box 2329
                 West Wendover NV 89883
$.10 par value   All Officers and Directors as a group      2,000,000     12.5%
Common Stock


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Transactions with  Directors and Affiliates.

     There were no transactions or series of similar related transactions during fiscal 1999 or fiscal 1998 that exceeded an aggregate amount of $60,000.


(b)  Indebtedness of Management

     There were no transactions, or series of similar related transactions during fiscal 1999 or fiscal 1998.


(c)  Transactions with Promoters

     Not applicable.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Consolidated Financial Statements

     The Consolidated Financial Statements included in this Item are indexed on Page F-1, "Index to Consolidated Financial Statements."


(b)  Financial Statement Schedules

     Not applicable.

(c)  Exhibits

     Unless otherwise noted, Exhibits are filed herewith.

     Exhibit
     Number       Description

     22.1         Schedule of Subsidiaries of the Company

     27           Financial Data Schedule

                                   SIGNATURES



     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OASIS RESORTS INTERNATIONAL, INC.
                                    (formerly, Flexweight Corporation)

Date: February 24, 2000             By:      /s/ Walter Sanders
                                    Mr. Walter Sanders, President and Director

Date: February 24, 2000             By:      /s/ Charles Longson
                                    Mr. Charles Longson, Director


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                    OASIS RESORTS INTERNATIONAL, INC.
                                    (formerly, Flexweight Corporation)

Date: February 24, 2000             By:      /s/ Walter Sanders
                                    Mr. Walter Sanders, President and Director

Date: February 24, 2000             By:      /s/ Charles Longson
                                    Mr. Charles Longson, Director

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)



                   Index to Consolidated Financial Statements



Description                                                                 Page

Consolidated Balance Sheet as of June 30, 1999...............................F-2

Consolidated Statements of Operations
     for the years ended June 30,1999 and 1998...............................F-3

Consolidated Statements of Stockholders' Deficit for
     the years ended June 30,1999 and 1998...................................F-4

Consolidated Statements of Cash Flows for the
     years ended June 30,1999 and 1998.......................................F-6

Notes to Consolidated Financial Statements...................................F-8

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]
                                       F-1

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet




                                                              June 30,
ASSETS                                                          1999
Cash                                                         $   54,014
Accounts receivable, net                                        891,993
Inventory                                                       178,749
Marketable securities                                         1,102,000
Other current assets                                            237,771
   Total current assets                                       2,464,527

Property and equipment, net                                     510,565
Lease deposit                                                   687,000
Land held for development                                     3,700,000
Investment, at cost                                           2,000,000
Other                                                            27,906
   Total assets                                              $9,389,998
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                             $1,884,771
Accrued rental payments                                       5,131,405
Other accrued liabilities                                     1,603,078
Current portion of notes payable                                550,000
   Total current liabilities                                  9,169,254
Notes payable, net of current portion                         3,425,000
   Total liabilities                                         12,594,254
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock, par value $0.001; 75,000,000 shares
    authorized,15,953,523 shares issued and outstanding          15,953
  Additional paid-in-capital                                 19,822,136
  Accumulated deficit                                       (17,356,445)
  Accumulated other comprehensive loss                         (685,900)
  Notes receivable from Resorts                              (5,000,000)
   Total stockholders deficit                                (3,204,256)
  Total liabilities and stockholders' deficit               $ 9,389,998


        See accompanying notes to these consolidated financial statements

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                      Consolidated Statements of Operations
                   For The Years Ended June 30, 1999 and 1998



                                                     1999             1998
Revenues                                        $  5,407,000       $ 5,292,604
Costs of revenues                                 (6,260,700)       (6,669,099)
  Gross Profit                                      (853,700)       (1,376,495)
Selling, general and administrative expenses         862,300         1,045,840
Impairment of long-lived assets                    8,396,475         3,219,029
Loss from operations                             (10,112,475)       (5,641,364)
Other income (expense)                                     -           (31,591)
         Net loss                                (10,112,475)       (5,672,955)
Other comprehensive income (loss)
  Unrealized loss on marketable securities          (177,000)         (590,000)
  Foreign currency adjustment                              -            81,100
            Comprehensive loss                  $(10,289,475)     $ (6,181,855)

Net loss per basic and dilutive share           $      (0.75)     $      (0.73)
Weighted average shares included in basic and
  dilutive los per share                          13,490,040         7,817,248



       See accompanying notes to these consolidated financial statements.















                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                Consolidated Statements of Stockholders' Deficit
                   For The Years Ended June 30, 1999 and 1998



                                                                                                Note
                                                  Additional                    Other        Receivable
                               Common Stock         Paid-In    Accumulated    Comprehensive     From
                                                    Capital       Deficit     Income (Loss)    Resorts       Total

                            Shares      Amount

July 1, 1997               7,817,248  $ 7,817      $3,038,340   $(1,571,015)           -             -    $1,475,142
Recapitalization by
NuOasis                            -        -      10,654,400             -            -    (10,000,000)     654,400
Shares of Oasis
assigned from
NuOasis for lease                                                                             1,000,000
deposit                            -        -               -             -            -                   1,000,000
Constructive
dividend to Cleopatra              -        -     (13,000,000)            -            -              -  (13,000,000)
Capital contributions              -        -       1,466,433             -            -              -    1,466,443
Foreign currency
translation                        -        -               -             -       81,100              -       81,100
Unrealized loss on
marketable securities              -        -               -             -     (590,000)             -     (590,000)
Net loss                           -        -               -    (5,672,955)           -              -   (5,672,955)

Balances, June 30, 1998    7,817,248    7,817       2,159,183    (7,243,970)    (508,900)    (9,000,000) (14,585,870)


      See accompanying notes to these consolidated financial statements.


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                Consolidated Statements of Stockholders' Deficit
                   For The Years Ended June 30, 1999 and 1998


                                                                                                     Note
                                                                                                  Receivable
                                                        Additional                     Other         From
                                  Common Stock           Paid-In      Accumulated  Comprehensive  Controlling
                                                         Capital        Deficit    Income (Loss)  Shareholder      Total

                               Shares      Amount

Restructuring, July 1,
1998                               -           -        9,534,814             -               -     4,000,000   13,534,814
Common stock retained
by Oasis shareholders
after reverse acquisition   8,136,275      8,136        8,128,139             -               -             -    8,136,275
Capital contributions               -          -                -             -               -             -            -
Unrealized loss on
marketable securities               -          -                -             -        (177,000)            -     (177,000)
Net loss                            -          -                -   (10,112,475)              -             -  (10,112,475)
Balances, June 30, 1999    15,953,523    $15,953      $19,822,136  $(17,356,445)    $  (685,900)  $(5,000,000) $(3,204,256)






       See accompanying notes to these consolidated financial statements.

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                      Consolidated Statements of Cash Flows
                   For The Years Ended June 30, 1999 and 1998




                                                                  1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(10,112,475)   $(5,672,955)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Depreciation and  amortization                              133,316        133,706
      Write-off of note receivable                                      -      1,905,000
      Impairment of equity investment and casino interest               -      1,548,000
      Impairment of lease deposit                                 313,000              -
      Impairment of goodwill                                    8,083,475              -
      Changes in operating assets and liabilities:
        Accounts receivable                                      (272,707)      (357,793)
        Inventories                                                (7,512)        22,764
        Prepaid expenses and other current assets                 (59,505)         2,232
        Accounts payable                                          (26,552)       779,255
        Accrued liabilities                                        36,760        (70,255)
        Accrued rent                                            2,103,560      1,555,554
Net cash used in operating activities                             191,360       (154,492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                           (241,800)             -
Advances on note receivable                                             -       (154,200)
Investment advances                                                     -       (413,000)
Other assets                                                            -       (190,691)
Net cash used in investing activities                            (241,800)      (757,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loans                                      -       (300,000)
Advances from controlling shareholder                                   -         43,807
Capital contributions                                                   -        608,443

Net cash provided by financing activities                               -        352,250








       See accompanying notes to these consolidated financial statements.


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]


Currency effect on cash                                                                -           81,100
NET DECREASE IN CASH                                                             (50,440)        (479,033)
CASH AT BEGINNING OF YEAR                                                        104,454          583,487
CASH AT END OF YEAR                                                         $     54,014      $   104,454



Non-Cash Financing Activities:
                                                                                        1999              1998
Capital contributions of marketable securities                                                -       $ 864,600
Unrealized loss on marketable securities                                                      -         590,000
Notes payable issued in exchange for assets of Cleopatra                                      -      13,000,000
Cancellation of notes issued to Cleopatra for shares of CPRC                         13,000,000               -
Impairment of note receivable from Club Hammamet                                              -       1,905,000
Lease deposit exchanged for note receivable from Resorts                                      -       1,000,000
Provision for impairment of investment in SALT and Cap Gammarth Casino                        -       1,548,000
Notes payable assumed in reverse acquisition with Oasis III                           3,925,000               -
Acquisition of land held for development in reverse acquisition with Oasis III        3,700,000               -
Shares issued in reverse acquisition of Oasis                                         8,136,275               -
Capital contribution from restructuring                                               9,543,950               -
Exchange of note receivable from Resorts from restructuring                           4,000,000               -
Unrealized loss in marketable securities                                                177,000               -



















       See accompanying notes to these consolidated financial statements.

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]
                                       F-7

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

1 - Organization and History

     Oasis Resorts International, Inc. (formerly Flexweight Corporation, a Kansas Corporation) was originally incorporated under the name Flexweight Drill Pipe Company in 1958. Oasis Resorts International Inc., herein referred to as "Oasis" and its subsidiaries (collectively the "Company"), develop and operate resort hotel and gaming operations. On May 1, 1998, Oasis, an inactive corporation registered with the Securities and Exchange Commission (the "SEC"), merged with Oasis Resorts, Hotel & Casino-III, Inc. ("Oasis III"), which held assets representing 20 acres of partially-developed land in Oasis, Nevada.

     In connection with the merger, Oasis issued 3,010,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis III. In addition, the Company issued the shareholders of Oasis III 1,000,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998 (Note 4). Upon the close of the merger, the shareholders of Oasis retained 749,581 shares of common stock. Upon the close of the merger, the shareholders of Oasis III retained approximately 80% of the issued and outstanding common stock of Oasis.

     On October 19, 1998, the Company reincorporated in Nevada and changed the name of the Company from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. Management of the Company formed Cleopatra Palace Resorts and Casinos Ltd, a United Kingdom company, ("CPRC") and entered into an exchange agreement with NuOasis International, Inc.("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts, Inc. ("Resorts"). CPRC acquired all of the equity interest owned by NuOasis in Cleopatra Cap Gammarth, Limited ("CCGL") which operates the casino Cleopatra Cap Gammarth, a right to re-acquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino and Cleopatra's World, Inc. ("Cleopatra's World") which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia, North Africa.

2 - Basis of Presentation and Principles of Accounting

Basis of Presentation

     This acquisition of NuOasis interests by the Company is accounted for as a reverse acquisition, whereby the NuOasis is the acquiror, since the operations of NuOasis are more significant and NuOasis has an option to acquire a controlling interest in Oasis. Accordingly, the accompanying consolidated financial statements include the operations of NuOasis interests acquired for all periods presented. The operations of Oasis are included in the accompanying consolidated financial statements from the date of acquisition, October 19, 1998, through June 30, 1999. The assets of Oasis are deemed to have been acquired in the reverse acquisition, and accordingly, the assets and liabilities were recorded at fair value at the date of acquisition.

Going Concern Considerations

     The Company has recurring losses from operations, and at June 30, 1999, the Company has a working capital deficit of $6.7 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammarth casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]
                                       F-8

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

     in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown (see Note 3). The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for 1999 rents unpaid by the Company. At June 30, 1999, the Company owed approximately $5.1 million in rental payments under the lease agreement. The Company requires approximately $70 Million to continue the development of it's gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, and pay its past-due trade creditors and rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of SALT. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against SALT. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All inter-company accounts have been eliminated in consolidation. The accompanying consolidated balance sheet excludes a minority for its 70% interest in Cleopatra's World, Inc., its 75% interest in CPRC, and its 90% interest in CCGL since the entities had shareholder deficiencies at the time of acquisition.

Fiscal Year End

     The Company changed its fiscal year end from August 31 to June 30 as a result of the change is basis of accounting to coincide with the operations of NuOasis acquired.

Cash and Cash Equivalents

     Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Marketable Securities

     The Company accounts for its equity securities as available-for-sale securities. In connection therewith, the Company records unrealized gains and losses as a component of shareholders' equity. Realized gains and losses are recorded in income. The Company uses the specific identification method for accounting for its marketable securities.


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

Property and Equipment

     Property and equipment are depreciated over their estimated useful lives using the straight-line method ranging three to five years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Depreciation expense reflected in the accompanying consolidated financial statements was not significant.

Impairment of Long-lived Assets

     The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of property and goodwill over their remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. As of June 30, 1999, management believed that goodwill generated by the reverse acquisition was impaired, and accordingly, the Company charged operations $8 million. In 1998, management determined that its investment in the Cleopatra Cap Gammarth casino and its Hammamet interest was impaired, and accordingly, they recorded a provision totaling approximately $3.2 million.

Interest Capitalization

     The Company capitalizes interest charges incurred for development of its land. However, since management has curtailed development until such time funds can be raised, no interest is capitalized.

Investments, at cost

     The Company holds a 20% equity interest in SALT. The investment was exchanged from Cleopatra to Cleopatra's World with a carrying value of $3.1 million. Shortly after the transfer, management determined the investment was impaired and accordingly, they recorded a provision for loss of $1.1 million in fiscal 1998. The impairment was based on collection of the money judgement against SALT and certain of its shareholders (see Note 3).

Goodwill

     Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over the expected period to be benefitted. See impairment long-lived assets above for further discussion.


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

Financial Instruments

     Financial assets with carrying values approximating fair value include cash and cash equivalents, marketable securities, notes receivable and other investments. Financial liabilities with carrying values approximating fair value include accounts payable and accrued interest, and notes payable. Notes due to and from related parties have no readily ascertainable fair value.

Foreign Currency

     The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected in stockholders' equity. Foreign currency gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Revenue Recognition

     Revenues from hotel operations are recorded when the services are rendered. Revenues from food and beverage sales are recognized upon delivery of the product and service.

Provision for Income Taxes

     The Company accounts for its income taxes under an asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

     The Company's net deferred tax assets at June 30, 1999, consist of net operating loss carryforwards amounting to approximately $16 million. At June 30, 1999, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling $6.5 million. During the years ended June 30, 1999 and 1998, the Company's valuation allowance increased $4 million, and $2 million, respectively. The Company's annual use of net operating loss carryforwards are limited due to the change in ownership experienced in 1998.

Loss Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Dilutive EPS is equal to basic EPS since the effect of common stock



                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

purchase warrants would be anti-dilutive. See Note 8 for common stock purchase warrants outstanding which are anti-dilutive for EPS reporting purposes.

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

Reporting Comprehensive Income

     The Company reports the components of comprehensive income using the income statement approach. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. Components which give rise to the other comprehensive income are foreign currency translations adjustments and temporary gains and losses on marketable securities.

Disclosures about Segments of an Enterprise and Related Information

     The Company provides disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The Company defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available.

Stock-based Compensation

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted the provisions of SFAS 123 which relate to non-employee stock-based compensation, and has elected to account for its stock-based compensation to employees under APB 25. Through June 30, 1999, the Company had no employee stock options outstanding.


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

3 - Tunisian Operations

     On June 1, 1998, Cleopatra World acquired certain interests from Cleopatra for $13 million in notes payable. The assets acquired consisted of an equity interest of 20% in STTG to SALT, with a carrying value of $3.1 million, the leasehold interest in the Cap Gammarth Casino, with a carrying value of approximately $424,000 and a receivable from the Societe Loisirs Club Hammamet ("Club Hammamet") with a face value of $1.9 million and fully reserved with no value. The difference between the carrying value of the assets acquired of $3.5 million and the purchase price of $13 million of $9.5 million, was deemed a constructive dividend to this related party as reflected in the accompanying statements of shareholder deficit, since the companies were under common control at the date of acquisition.

     In connection with a letter agreement dated April 24, 1998, effective June 1, 1998, Resorts recapitalized Cleopatra's World with $10 million of notes due from Resorts (Note 9), marketable securities consisting of 2,000,000 shares of Resorts valued at $254,000 and 280,000 shares of common stock of The Hartcourt Companies, Inc. valued at $402,000; a Put/Option Agreement between Resorts and
J. Monterosso dated August 22, 1997 with no carrying value and a face value of $715,000 and the Promissory Note dated August 22, 1997 with no carrying value, in the principal face amount of $1,800,000 and balance of $1,135,000 at June 30, 1999. The aggregate historical value of these assets was, including the notes of $10 million, was approximately $10.7 million at the date of transfer.

     On July 1, 1998, CPRC exchanged shares for interests in Cleopatra's World and in satisfaction of the $13 million of notes due Cleopatra by Cleopatra's World. The result of the transaction was to recapitalize the Company by $9.5 million and reduce its notes receivable from Resorts of $4 million. After the reorganization, the Company owns 75% of CPRC.

     In connection with the acquisition of CPRC from NuOasis on October 19, 1998 (Note 1), the Company issued 6,817,248 shares of common stock and common stock purchase warrants representing the right to acquire 36,000,000 shares at $6.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis in exchange for certain assets in NuOasis. At the time of the transaction, Oasis had no ability to repay the notes, and therefor, the notes had no estimated fair value at the date of issuance. Management of Oasis is currently negotiating an elimination of the debt through a cashless exercise of the warrants issued and outstanding. In the event the warrants are reduced in price, management will record a charge to operations as a result of the modification.

Le Palace Hotel and Resort

     During Fiscal 1997, NuOasis International Inc. exchanged 600,000 shares of common stock of The Hartcourt Companies Inc. for a 50% equity ownership in Cleopatra's World. Cleopatra's World is the lessor of the Le Palace Hotel and the real estate and improvements surrounding the Cap Gammarth Casino. Due to delays in the construction the Company is obligated to pay $2.1 million as of June 30, 1998 as a result of judgment received by the lessor against the Company. The Company is currently in arbitration regarding its rent obligation for 1999. Management has recorded liability of $3 million for estimated fiscal 1999 rental payments.

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements



Cap Gammarth Casino

     Cleopatra is the lessee of a 200,000 square foot casino and Las Vegas-style showroom presently under construction (the "Cap Gammarth Casino"), and substantially complete, pursuant to a Casino Lease Agreement and Operating Management Contract with Societe Touristique Tunisie-Golfe ("STTG"). The lease on the Cap Gammarth Casino was transferred by SALT resulting in a change in lessor from STTG to SALT.

     On July 13, 1998, the Company filed a civil complaint for damages in the U.S. District Court, District of Nevada against SALT and several other defendants. On July 2, 1999, the District Court adjudged and decreed compensatory damages in the amount of $292 million plus interest, and $10 million in punitive damages. Management currently has instituted proceedings in Tunisia to collect upon its money judgement.

     In October 1994, Cleopatra entered into an agreement with Club Hammamet to lease and operate a 60,000 square foot casino and French-style cabaret recently completed in Hammamet, Tunisia (the "Hammamet Casino"). On or about September 26, 1997, in order to finance the remaining expenditures on the Hammamet Casino, the Company and Club Hammamet entered into an agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Club Hammamet in making the first annual lease payments on the Hammamet Casino, the Company pledged to Cedric its 70% interest in Hammamet Casino. The Company and Cedric agreed that Cedric will return such interest when and if the Company reimburses Cedric for all funds advanced prior to September 26, 1998 (on an all or nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and the Company has no right to reacquire its interest in Hammamet Casino. Accordingly, the Company impaired its interest in Hammamet Casino and charged operations approximately $1.9 million in fiscal 1998.

4 - Land Held for Development

     As discussed in Note 1, Oasis III retained a 20-acre interest in partially-developed land located in Oasis, Nevada and an option to acquire an additional 30 acres adjacent to the 20-acre interest. The subject property was subdivided from an 1100-acre parcel originally purchased on December 27, 1995 for $1,450,000 by Oasis International Hotel & Casino, Inc. ("OIHC"), a current shareholder of the Company through the merger of Oasis III on May 1, 1998 (Note
1). The property contains a 6-unit motel and an eight-pump truck stop, including a cafe and mini store. Substantial expenditures would have to be made to the property improvements in order for the property to be operative in it's current state.

     OIHC entered into a real estate purchase agreement (the "Real Estate Agreement") dated April 9, 1998, as amended, with Oasis III. In connection therewith, the Real Estate Purchase Agreement called for a purchase price of $5,000,000, consisting of a security deposit of 250,000 shares of Oasis common stock valued at $25,000 and applied towards the purchase price at closing,1,000,000 shares of Oasis common stock valued at $1,000,000 (accounted for as shares issued to founders, together with the 3,010,000 shares issued on May 1, 1998 to OIHC (Note 1), the assumption of $550,000 First Trust Deed Note Payable and the issuance of a note payable to OIHC (majority shareholder) totaling $3,425,000 (see Note 7). Oasis closed escrow on the

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

     property on or about May 7, 1998. As an inducement for the First Deed of Trust holder to extend credit to Oasis, an additional 100,000 shares of the Company's common stock, fairly valued at $100,000, were issued to the First Deed Trust Holder and the amount of the under lying debt was increased from $300,000 to $550,000. The Company agreed to this arrangement because of its lack of operating history and the high degree of risk involved in executing the Company's plan of operations. The Company also issued 550,000 shares of its common stock to the First Trust Deed lender.

5 - Marketable Securities

The Company has the following marketable securities as of June 30, 1999:


   Investee        Shares          Market Value           Cost
NuOasis Resorts
International    2,000,000         $  214,000           $ 254,000

The Hartcourt
Companies          880,000            715,000           1,258,000

Totals         $   929,000         $1,519,000

     The amounts are currently held by NuOasis in a securities account on behalf of the Company. Such amounts will be remitted to the Company upon the establishment of an account for Cleopatra World.

6 - Lease deposit

     The Company is required to maintain a lease deposit totaling $3 million for the benefit of the leaseholders of the Le Palace Hotel. At June 30, 1999, the Company has pledged 1 million shares of Oasis common stock as collateral for the required lease deposit, and at such date, the value of the underlying securities was $687,000. The Company charged operations of $313,000 in 1999 as a result of this decline in value.

7 - Notes Payable

     In connection with the reverse acquisition of Oasis III on May 1, 1998, Oasis assumed the $550,000 note payable (See Note 4). On or about December 27, 1995, the Oasis III issued a $300,000 First Trust Deed to a individual as part of the cash tendered upon close of the purchase of it's land held for development. The terms of the note were interest only at a rate of 10.9% per annum, originally due December 27, 1997, extended until March 27, 1998, and further extended to the date of closing on or about May 7, 1998 (funded on May 11, 1998). As an inducement to convince the First Deed of Trust holder to extend credit to Oasis, on May 11, 1998, an additional 100,000 shares of the Company's common stock was issued to the First Deed Trust Holder and the amount of the underlying debt was increased from $300,000 to $550,000. The note was due May 11, 1999, with interest-only payments (at an annual rate of 10.9% per annum) of $5,000 per monthly. The note amounting to $550,000, outstanding at June 30, 1999, was extended and is currently due on demand.

                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]
                                      F-15

                          OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

     OIHC agreed to accept a Second Deed of Trust note payable in the amount of $3.425 million related to the acquisition of the 20-acre parcel on May 11, 1998. The term of this Second Deed of Trust is for 30 years principal and interest payable at 9% per annum. The Company has been unable to make the required principal payments, and the note is currently in technical default, however, OIHC has not notified the Company of any intent to foreclose on the loan. The Company's ability to continue to make the required payments is contingent upon its raising additional capital. The principal amount outstanding at June 30, 1999, was $3.425 million.

Future annual minimum principal payments of notes payable are as follows:


        Year Ending
          June 30                  Amounts Due
           2000                  $   601,223
           2001                       28,201
           2002                       30,846
           2003                       33,740
           2004                       36,905
        Thereafter                 3,244,086
                                  $3,975,000


8 - Commitments and Contingencies

Leases

CCGL and Cleopatra's World are lessees under various lease agreements related to the Cap Gammarth Casino and the Le Palace Hotel, respectively, which require annual lease payments to be made, monthly or quarterly, over their respective terms, which range from 14 to 20 years (also see Note 3). Future annual minimum lease payments by these entities in each of the next five years and thereafter are as follows:


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements


                                   Amounts Due
                    Cap
  Year Ending     Gammarth        Cleopatra's
    June 30        Casino            World          Total
     2000       $ 3,000,000      $ 3,741,000     $  6,741,000
     2001         3,000,000        4,007,150        7,007,150
     2002         3,300,000        4,287,650        7,587,650
     2003         3,600,000        4,587,785        8,187,785
     2004         3,900,000        4,887,785        8,787,785
  Thereafter     70,500,000       54,281,819      124,781,819
                $87,300,000      $75,793,189     $163,093,189

Litigation

     The Company is subject to claims and suits that arise from time to time out of the ordinary course of its business. Through June 30, 1999, management of the Company is not aware of any claims that will have a material impact on the Company's business, financial condition or results of operations which are not reflected in the accompanying consolidated financial statements. Also see Note 3 for discussion of arbitration proceedings for 1999 rental payments on the Le Palace Hotel.

Advisory Agreement

     On July 18, 1998, the Company entered into an advisory agreement with NuVen Advisors, Inc. ("NuVen"), an affiliate of NuOasis, through April 1, 1999. In connection therewith, the Company issued warrants to purchase 350,000 shares of common stock at $6.00 per share (see Note 9). No other remuneration was granted to NuVen in connection with this advisory agreement.

9 - Stockholders' Deficit

Capital Structure

     On April 8, 1998, the shareholders approved among other matters a 1 for 100 reverse split of the Company's common stock, par value $0.10, and to amend the Articles of Incorporation to increase the number of authorized shares from 4,000,000 to 25,000,000. All share amounts have been restated to reflect this reverse stock split for all periods presented. Effective October 19, 1998, the Company increased its authorized capital stock from 25,000,000 shares of $0.10 par value common stock to 75,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. Each share of the Company was exchanged for one (1) share in the new corporation. All share amounts have been restated to reflect this amendment to the Company's Articles of Incorporation.


                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

Common Stock

     From time to time, the Company issues common stock to effect transactions in the normal course of business. The Board of Directors have considered many factors affecting the estimated fair value of the Company's common stock such as limited trading history, the number of shares issued in the transaction and the resale restrictions placed upon the shares, as well as the estimated fair value of underlying assets or services received in connection with common stock transactions.

     On May 30, 1998, the Company issued 1,000,000 shares of it's common stock in exchange for 3,250,000 shares of Resorts. The fair value of the NuOasis shares of common stock were valued at $350,000, based on the closing bid price of such shares at the date of issuance. The effects of this transaction were reflected prior to the reverse merger on October 19, 1998.

Common Stock Purchase Warrants

     On May 1, 1998, the Company issued options to purchase 250,000 shares of common stock to NuOasis at $0.10 per share. Such options were scheduled to expire on July 1, 1999; however, such option term was extended until July 1, 2003.

     On July 18, 1998, the Company entered into an advisory agreement with NuVen (see Note 6 and above). In connection therewith, the Company issued warrants to purchase 350,000 shares of common stock at $6.00 per share. The warrants expire on July 1, 2001.

     On July 1, 1998, in connection with the recapitalization of the Company by NuOasis (see Note 3), the Company received a contribution of notes receivable from Resorts in the amount of $10,000,000. These notes are due on demand and bear interest at the rate of 6% per annum. Management has reflected such notes as a reduction of shareholders' deficit since the original capitalization was reflected as additional paid- in capital. A provision will be included in the accompanying consolidated financial statements in the event the notes become uncollectible. Management of Resorts intends to satisfy these notes with in-kind consideration.



                                             [H:\ORI\10-KSB\99\6.30.99FS v4.wpd]
                                      F-18