Form 10QSB
period 1999-09-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-02-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999                  Commission File No. 0-9476



                        OASIS RESORTS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                      48-0680109
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organizatio


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

         Common Stock $.01 par; 16,953,523 shares as of February 24, 2000

                                                      [ORI\99\10-QSB:093099.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.   Financial Statements

          Consolidated Balance Sheet as of
            September 30, 1999 (unaudited).....................................2

          Consolidated Statements of Operations
            for the Three Months Ended
            September 30, 1999 and 1998 (unaudited)............................3

          Consolidated Statements of Cash Flows for the Three Months Ended
            September 30, 1999 and 1998 (unaudited)............................4

          Notes to Consolidated Financial Statements ..........................5


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10


                                     PART II

Item 1.   Legal Proceedings...................................................13

Item 2.   Changes In Securities...............................................13

Item 3.   Defaults Upon Senior Securities.....................................13

Item 4.   Submission Of Matters To A Vote Of Security Holders.................13

Item 5.   Other Information...................................................13

Item 6.   Exhibits And Reports On Form 8-K....................................13

          Signatures..........................................................14


                                                      [ORI\99\10-QSB:093099.QSB]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                         September 30,
ASSETS                                                       1999
Cash and cash equivalents                                $     45,236
Accounts receivable, net                                    1,200,214
Inventory                                                     174,323
Marketable securities                                       1,102,000
Other current assets                                          237,771
   Total current assets                                     2,759,544

Property and equipment, net                                   477,236
Lease deposit                                                 687,000
Land held for development                                   3,700,000
Investment, at cost                                         2,000,000
Other                                                          27,906
   Total assets                                          $  9,651,686
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                         $  1,791,537
Accrued rental payments                                     5,731,405
Other accrued liabilities                                   1,403,000
Current portion of notes payable                              550,000
   Total current liabilities                                9,475,942
Notes payable, net of current portion                       3,425,000

     Total liabilities                                     12,900,942

Stockholders deficit:
Common stock, par value $0.001; 75,000,000 shares
  authorized, 16,923,953 shares issued and outstanding         15,953
Additional paid-in-capital                                 19,822,136
Accumulated deficit                                       (17,401,445)
Unrealized loss on Marketable Securities                     (685,900)
Note receivable from controlling shareholder               (5,000,000)
   Total stockholders deficit                              (3,249,256)
  Total liabilities and stockholders' deficit            $  9,651,686


   See accompanying notes to these condensed consolidated financial statements

                                                      [ORI\99\10-QSB:093099.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                             Condensed Consolidated
                            Statements of Operations
                             for Three Months Ended
                     September 30, 1999 and 1998 (Unaudited)



                                                Three Months Ended September 30,
                                                     1999           1998
                                                  (Unaudited)    (Unaudited)

Revenues                                          $2,008,000     $1,839,100
Cost of  revenues                                  1,728,000      1,626,700
Gross profit                                         280,000        212,600
Selling, general and administrative expenses         325,000        347,400
Net Loss                                          $  (45,000)    $ (135,500)
Net loss per common share                         $        -     $     (.02)
Weighted average number of common shares
   included in basic and dilutive  per share      16,953,523      7,817,248






















   See accompanying notes to these condensed consolidated financial statements

                                                      [ORI\99\10-QSB:093099.QSB]

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 1998 and 1997 (Unaudited)



                                                                      Three Months
                                                                   Ended September 30,
                                                                  1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (45,000)      $ (135,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                 33,329           33,329
   Loss on sale of investment                                         -                -
   Impairment of long-lived assets                                    -                -
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                       (308,221)         (68,178)
     Inventory                                                    4,426           (1,878)
     Other assets                                                     -          (59,444)
     Accounts payable                                           (93,234)        (827,879)
     Accrued expenses                                           399,922        1,288,243
     Due to affiliates                                                -                -
Net cash provided by (used in) operating activities              (8,778)         229,193
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                              -         (241,800)
Net cash used by investing activities                                 -         (241,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payables                                -                -
Net cash used by financing activities                                 -                -
Net increase (decrease) in cash                                  (8,778)         (12,607)
Cash and cash equivalents, beginning of period                   54,014          104,454
Cash and cash equivalents, end of period                       $ 45,236       $   91,847
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                    $      -       $        -








   See accompanying notes to these condensed consolidated financial statements

                                                      [ORI\99\10-QSB:093099.QSB]

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

                                                      [ORI\99\10-QSB:093099.QSB]

     Management's plans with respect to these matters include obtaining sources of capital which may be acceptable to the Company. Management believes that the Company's capital requirements are in excess of $100 million. There are no assurances that such financing will be consummated on terms favorable to the Company. The successful consummation of adequate financing, and ultimately, the achievement of operating revenues sufficient to meet the Company's cost structure is managemen's primary objective. There are no assurances that adequate financing at terms satisfactory to the Company will be obtained, and if obtained, there are no assurances that the Company will achieve profitability. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Going Concern

     The Company's working capital resources during the period ended September 30, 1999 were provided by utilizing the cash on hand at June 30, 1999 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its its common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

     Revenues for the first quarter of fiscal 2000 were $2.0 million which approximated the revenues of the fiscal 1999 first quarter. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

                                                      [ORI\99\10-QSB:093099.QSB]

     Total cost of revenues were $1.7 million in the current quarter compared to $1.6 million in the fiscal 1999 quarter. The increase is due to a slight increase in the level of operation. Selling, general and administrative costs decreased $22,000, a slight decrease from the prior year quarter.

Liquidity and Capital Resources

     The Company has recurring losses from operations and requires aproximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammath Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of it's gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleoparta Cap Gammarth Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammarth Casino.

     As of September 30, 1999, the Company had a working capital deficit of $3.2 million, which approximates the deficit at June 30, 1999. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

     The Company had a cash balance of approximately $45,000 at September 30, 1999. The limited cash balance is a direct result of the Company having limited operations during the quarter.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

     Additionally, as of September 30, 1999, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

     The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 1999.

Item 2.       Changes In Securities

   None



Item 3.           Defaults Upon Senior Securities

                                                      [ORI\99\10-QSB:093099.QSB]

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

                                                      [ORI\99\10-QSB:093099.QSB]

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

                                      OASIS RESORTS INTERNATIONAL INC.
                                      (formerly, Flexweight Corporation)


Dated:   February 24, 2000            By:       /s/ Walter Sanders
                                      Mr. Walter Sanders, President and Director



Dated:  February 24, 2000             By:        /s/     Charles Longson
                                      Mr. Charles Longson, Director

                                                      [ORI\99\10-QSB:093099.QSB]
                                        9