Form 10QSB
period 1999-12-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-02-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1999                   Commission File No. 0-9476



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

                                                     [ORI\99\10-QSB:123099-aQSB]

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.    Financial Statements

           Consolidated Balance Sheet as of December 31, 1999 (unaudited)......2

           Consolidated Statements of Operations
              for the Three and Six Months
              Ended December 31, 1999 and 1998 (unaudited).....................3

           Consolidated Statements of Cash Flows for the Six Months Ended
              December 31, 1999 and 1998 (unaudited)...........................4

           Notes to Consolidated Financial Statements .........................5


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10


                                     PART II

Item 1.    Legal Proceedings..................................................13

Item 2.    Changes In Securities..............................................13

Item 3.    Defaults Upon Senior Securities....................................13

Item 4.    Submission Of Matters To A Vote Of Security Holders................13

Item 5.    Other Information..................................................13

Item 6.    Exhibits And Reports On Form 8-K...................................13

           Signatures.........................................................14


                                                     [ORI\99\10-QSB:123099-aQSB]

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                      December 31,
ASSETS                                                   1999
Cash and cash equivalents                             $   41,003
Accounts receivable, net                               1,301,239
Inventory                                                175,431
Marketable securities                                  1,102,000
Other current assets                                     237,771
   Total current assets                                2,857,444

Property and equipment, net                              443,907
Lease deposit                                            687,000
Land held for development                              3,700,000
Investment, at cost                                    2,000,000
Other                                                     27,906
   Total assets                                       $9,716,257
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                      $1,536,077
Accrued rental payments                                6,131,405
Other accrued liabilities                              1,437,031
Current portion of notes payable                         550,000
   Total current liabilities                           9,654,513
Long-term debt                                         3,425,000
Total liabilities                                     13,079,513
Stockholders deficit:
Common stock, par value $0.001; 75,000,000 shares
  authorized, 16,923,953 shares issued and outstanding    15,953
Additional paid-in-capital                            19,822,136
Accumulated deficit                                  (17,515,445)
Unrealized loss on Marketable Securities                (685,900)
Note receivable from controlling shareholder          (5,000,000)
   Total stockholders deficit                          3,363,256
  Total liabilities and stockholders' deficit         $9,716,257



   See accompanying notes to these condensed consolidated financial statements

                                                     [ORI\99\10-QSB:123099-aQSB]

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                     December 31, 1999 and 1998 (Unaudited)



                                               Three Months Ended          Six Months Ended,
                                                   December 31,               December 31,
                                                 1999       1998           1999         1998
Revenues                                     $1,476,000   $ 981,000     $ 3,484,000  $2,820,000
Cost of revenues                              1,309,000   1,494,000       3,037,000   3,120,600
Gross profit                                    167,000    (513,000)        447,000    (300,600)
Selling, general and administrative
  expenses                                      281,000     166,000         606,000     513,000
Net loss                                      $(114,000)  $(679,000)    $  (159,000) $ (814,000)
Net loss per common share                     $    (.01)  $    (.04)    $      (.01) $     (.07)
Weighted average common shares
    included in basic and fully diluted
    shares outstanding                       16,953,523  16,953,523      16,953,523   2,385,385




















   See accompanying notes to these condensed consolidated financial statements

                                                     [ORI\99\10-QSB:123099-aQSB]

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1999 and 1998 (Unaudited)

                                                                          Six Months
                                                                       Ended December 31,
                                                                     1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(159,000)     $(814,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                      66,658         66,648
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                            (409,246)      (136,355)
     Inventory                                                         3,318         (3,756)
     Other assets                                                          -        (16,911)
     Accounts payable                                               (348,694)        20,070
     Accrued expenses                                                833,953      2,576,033
     Due to affiliates                                                     -     (1,517,000)
Net cash provided by operating activities                            (13,011)       174,729
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                                   -       (199,948)
Net cash used by investing activities                                      -       (199,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payables                                     -              -
Net cash used by financing activities                                      -              -
Net increase (decrease) in cash                                      (13,011)       (25,219)
Cash and cash equivalents, beginning of period                        54,014        104,454
Cash and cash equivalents, end of period                           $  41,003      $  79,235
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                        $       -      $       -







   See accompanying notes to these condensed consolidated financial statements

                                                     [ORI\99\10-QSB:123099-aQSB]

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

                                                     [ORI\99\10-QSB:123099-aQSB]

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

Going Concern

     The Company's working capital resources during the period ended December 31, 1999 were provided by utilizing the cash on hand at June 30, 1999 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its its common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
   Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

     Revenues for the second quarter of fiscal 2000 were $1.5 million which was $.5 million greater than the revenues of the fiscal 1999 second quarter. These increase in revenues were entirely due to the operations of the Le Palace Hotel Tunisia. Although revenues have increased, to date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

                                                     [ORI\99\10-QSB:123099-aQSB]

     Total cost of revenues were $1.3 million in the current quarter compared to $1.5 million in the fiscal 1999 second quarter. The decrease is due to only minimal expenditures being made to operate the hotel. Selling, general and administrative costs decreased $115,000 for the same reasons.

   Six Months Ended December 31, 1999 Compared to Six Months Ended
      December 31, 1998

     Revenues for the first six months of fiscal 2000 were $3.5 million which is $.6 million greater than the first six months of fiscal 1999. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia.

     Total cost of revenues were $3.0 million in the current six months compared to $3.1 million in the first six months of fiscal 1999. The increase is due to additional rent being accrued in the financial statements. Selling, general and administrative costs increased $93,000.

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

     As of December 31, 1999, the Company had a working capital deficit of $3.4 million, which approximates the deficit at June 30, 1999. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

     The Company had a cash balance of approximately $41,000 at December 31, 1999. The limited cash balance is a direct result of the Company having limited operations during the quarters.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

     Additionally, as of December 31, 1999, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.

PART II:      OTHER INFORMATION





                                                     [ORI\99\10-QSB:123099-aQSB]

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

                                                     [ORI\99\10-QSB:123099-aQSB]

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OASIS RESORTS INTERNATIONAL INC.
                                      (formerly, Flexweight Corporation)


Dated:   February 24, 2000            By:   /s/
                                      Mr. Walter Sanders, President and Director



Dated:  February 24, 2000             By:   /s/
                                      Mr. Charles Longson, Director

                                                     [ORI\99\10-QSB:123099-aQSB]
                                        9