Form 10KSB/A
period 1999-06-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-04-24
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

               Registrant's telephone number, including area code:
                                 (949) 833-5381
                                  ____________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes         No  X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The Registrant's revenues for its most recent fiscal year were
$5,523,000

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 29, 2000 was approximately $4,800,000

           Class                             Outstanding at April 7, 2000
Common Stock, $.001 par value                      11,301,945 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page


Item 1.  Description of Business............................................ 1

Item 2.  Description of Property............................................ 9

Item 3.  Legal Proceedings.................................................. 9

Item 4.  Submission of Matters to a Vote of Security-Holders................10

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........10

Item 6.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................12

Item 7.  Financial Statements...............................................16

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............16

Item 10. Executive Compensation.............................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management.....21

Item 12. Certain Relationships and Related Transactions.....................21

Item 13. Exhibits and Reports on Form 8-K...................................22

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)      General

         Oasis Resorts International Inc. (the "Company" or "Oasis") was originally incorporated under the name Flexweight Drillpipe Company in 1958, and became publicly-held in August 1980. From 1961 through 1985, the Company's activities were limited to the manufacture and sale of oilfield equipment. In 1985, the Company filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code in the District of Kansas.

         During the pendency of its reorganization proceedings, the Company liquidated all of its oilfield related assets. The Company filed a Plan of Reorganization in June 1987, which was approved in February 1988, and resumed, on a limited scale, its manufacturing operations. During fiscal 1995, the Company discontinued its manufacturing operations and liquidated its remaining assets.

         Following the close of fiscal 1995, the Company began evaluating investment and merger opportunities outside of the manufacturing industry. During fiscal 1996, the Company experienced a change in control and, in the process, adopted a new strategy to renew operations and grow by acquiring and developing business interests in the legalized gaming, hotel management and real estate industries.

         Following the change of control in fiscal 1996 and the adoption of a new business plan and growth strategy in May, 1998, the Company acquired 100% interest of Oasis Hotel, Resort & Casinos III Inc. ("Oasis III"), which owned and was in the process of developing a destination resort hotel and casino gaming property in Oasis, Nevada (the "Oasis III Property"). In October 1998, the Company acquired the operational and development-stage international hotel and gaming assets of NuOasis International Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts Inc. ("Resorts"), making NuOasis the Company's largest single shareholder.

(b)      Business Development

         Through subsidiaries, the Company now develops, owns interests in, leases, manages and operates themed hotels, gaming casinos and related operations worldwide. The Company operates its facilities under two marketing themes: "Cleopatra Palace" and "Oasis Resorts." The Company's "Cleopatra"-themed facilities are owned and operated by Cleopatra Palace Resorts and Casinos Limited, a British corporation ("CPRC"), a 75% owned subsidiary. CPRC conducts its operations through Cleopatra Cap Gammarth Casino Limited, a Tunisian corporation in organization ("CCGL") and Cleopatra's World Inc., a British Virgin Island corporation ("CWI"), entities which, at June 30, 1999 were 90% and 80% owned, respectively.

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

         The Company's strategy is to acquire existing hotel and casino facilities, or obtain management contracts, with a view to re-branding the facilities as "Cleopatra" or "Oasis"-themed properties.

The Company's focus and target markets are growth-stage vacation markets in the Mediterranean, Caribbean, South Pacific (including certain Asian markets and Pacific Rim islands) and the United States. The Company also intends to develop "sportsbook" and Internet-based gaming activities where possible.

         In addition to its present activities and interests in Tunisia, North Africa and the United States, the Company is evaluating casino and hotel projects located in Spain, Morocco, and South Korea which it hopes to acquire outright or on which it intends to obtain management rights.

         (1)      Gaming and Hotel Management Activities

                           Domestic Gaming and Hotel Facilities

                  As a result of the merger in May 1998 of Flex Holdings Inc. ("Flex"), a wholly-owned subsidiary of the Company, into Oasis III, the Company acquired the Oasis III Property, a 20-acre interest in partially-developed land located in Oasis, Nevada together with an option to acquire an additional 30 acres adjacent to the 20-acre parcel. The Oasis III Property presently contains a 6-unit motel, an eight-pump truck stop, a cafe and mini-market store and was subdivided from an 1100- acre parcel originally purchased in December, 1995 by Oasis III from Oasis International Hotel & Casinos Inc. ("OHIC"), which was at the time of the transaction, and continues to be, a shareholder of the Company.

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

                  In October 1994, CPL became the lessee of a 200,000 square foot casino and Las Vegas- style showroom (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract (the "Gammarth Casino Lease") with Societe Animation Loisers Touristique ("SALT"). The Cap Gammarth Casino is part of a large resort development located in Tunisia, North Africa, in the town of Gammarth, approximately 6 miles north of the city of Tunis, the country's capital. In conjunction with this casino, an affiliate of SALT, Societe Touristique Tunisie Golfe ("STTG"), partially constructed a five-star hotel (the "Le Palace Hotel"), is currently attempting to complete construction on an adjacent health and sports center, a beach club, a 54-unit shopping mall and 250 apartments, all located within walking distance to the Cap Gammarth Casino (collectively, the "Gammarth Resort"). The Gammarth Casino Lease was subsequently assigned by CPL to CWI who serves as the operator of the Gammarth Resort.

                  In 1996, CPL deposited approximately $2,000,000 with SALT as a lease deposit on the Cap Gammarth Casino. In April 1998, CPL converted the Cap Gammarth Casino lease deposit to a 9% equity ownership in SALT.

                  After a long history of missed completion dates set by STTG, CWI opened the Le Palace Hotel in October 1996 with only 100 of 350 total rooms ready for occupancy, and without any of the other resort facilities. Through internally operated cash flow and working capital provided by NuOasis, CWI completed the Le Palace Hotel and marketed the facility since its opening. And, while the balance of the resort remained unfinished at June 30, 1999, the Le Palace Hotel has been actively managed and marketed by CWI with steadily increasing annual room rental rates and revenues; however, the reputation of the hotel is not what is expected by management for a 5-star Hotel due to such delays as completing the Hotel by STTG.

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

                  CPL financed the completion and opening of the Hammamet Casino through loans from NuOasis and financing from Cedric Investment Company Inc., a Panamanian corporation ("Cedric"). In connection with a $1.5 million loan from Cedric to complete and open the Hammamet Casino, the Company pledged its 70% interest in Cleopatra Hammamet Casino, Ltd., the lease holder of the Hammamet Casino to Cedric. The Company had the right to repurchase such interest for $1.5 million plus interest. Such right expired September 22, 1998 and accordingly, the Company had no further interest in the Hammamet Casino. To finance the remaining expenditures on the Cap Gammarth Casino, CPRC has been negotiating possible joint ventures with foreign banks and investment groups, and attempting early collection of its receivables.

                  Between 1996 and 1999, CPL and other related CPRC subsidiaries, increased their interest in CWI and entered into Letters of Intent and contracts to acquire additional proposed and existing resort hotel and casino gaming interests in the Mediterranean and Southern Europe. On July 7, 1996, CPL entered into an agreement between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") to take over and operate a casino in Monastir, Tunisia (the "Monastir Casino Lease"); it entered into an agreement with CMI dated July 7, 1996 to take over and operate a resort hotel in Monastir, Tunisia (the "Monastir Hotel Lease"); it entered into an agreement in principle to lease an existing potential casino site and to acquire a gaming license in Morocco (the "Morocco Project"); and, it entered into an agreement to acquire certain real property interests in San Roque, Spain and the gaming license related to a casino under construction in Marbella,

         Spain (the "Marbella Casino"). However, at June 30, 1999, none of the properties under contract or agreements in principle have been acquired by the Company or any of its subsidiaries.

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

                  The Company's marketing strategy is to target past and repeat middle-market, value- oriented visitors to its facilities by systematic marketing programs directed to the individual visitors and to the tour operators who have historically promoted and booked the tours to the respective areas in the past. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of each slot machine and table game player.

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

(o)      Employees

                  There were two (2) corporate officers of the Company and 176 employees of significant subsidiaries who rendered services during fiscal 1999 and fiscal 1998.

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

ITEM 3.    LEGAL PROCEEDINGS.

         The Company settled, or had agreements to settle all material litigation where it was a defendant at the close of fiscal 1999 and knows of no material threatened legal proceedings, other than ordinary routine litigation incidental to its business; provided however that one of the Company's indirect subsidiaries, CWI, is currently in arbitration with STTG, the developer/owner of the Gammarth Resort over the amount of rent due for the LePalace Hotel since its opening. An initial judgement was granted, however the parties by mutual agreement are continuing the matter and this arbitration remained open at June 30, 1999.

         On July 13, 1998, Resorts filed a civil complaint for damages in the U.S. District Court, District of Nevada against SALT and several other defendants. On July 2, 1999 the District Court adjudged and decreed compensatory damages in the amount of $292 Million plus interest and $10 Million in punitive damages (the "SALT Judgment"). The SALT Judgment affects the Cap Gammarth Casino and is expected to result in the Company foreclosing on the interest of SALT and the individual defendants equity ownership of SALT. CPRC management currently has instituted proceedings in Tunisia to collect upon its money judgement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          On April 8, 1998, there was a special meeting of the Company's shareholders (the "Fiscal 98 Meeting") at which: (a) Ms. Tammy Gehring, Mr. Cliff Halling, and Ms. Bonnie Jean C. Tippetts were elected to serve as the directors of the Company; (b) the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's $0.10 par value common stock from 5,000,000 shares to 25,000,000 shares; (c) the shareholders approved a 1-for- 100 reverse stock split of the Company's issued and outstanding common stock; (d) the shareholders approved the selection of Jones, Jensen & Company as the Company's independent auditors for the fiscal year ended August 31, 1998 (which were subsequently dismissed).

          The Company's Board of Directors, at the time of the Fiscal 98 Meeting, recommended in the Proxy Statement that shareholders vote for each of the proposals presented. No solicitation in opposition to management's nominees was received prior to, nor presented at the meeting, and all of the proposals were passed by margins of at least 89% of the shares represented at the meeting.

          On October 19, 1998, there was a special meeting of the Company's shareholders (the "Fiscal 99 Meeting") at which the Company's shareholders approved an Agreement of Merger with Oasis Resorts International, Inc., a Nevada corporation ("Oasis") to implement a reincorporation of the company known as Flexweight Corporation in the state of Nevada. Oasis was incorporated by the company known as Flexweight Corporation specifically for the purpose of implementing the reincorporation. Oasis had no assets or liabilities. As a result of the reincorporation, the name of the Company was changed to Oasis Resorts International, Inc. and all the assets and liabilities of the company known as Flexweight Corporation became the assets and liabilities of Oasis, and each share of $.10 par value common stock for one (1) share of preferred stock in the company known as Flexweight Corporation was exchanged for one (1) share of common stock and one (1) share of preferred stock of preferred stock in Oasis.

          The Company's Board of Directors, at the time of the Fiscal 99 Meeting, recommended in the Proxy Statement that shareholders vote in favor of each of the proposal's presented. No solicitation in opposition to management's recommendations was received prior to or at the meeting, and all of the proposals were passed by margins of at least 67% of the shares represented at the meeting.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)       Market Information

          Through November 1998, the Company's common stock was traded through the NASDAQ Over- the-Counter Electronic Bulletin Board system under the symbol "FXWA." From November 1998 to March 2000, the Company's shares have traded on the NASDAQ Electronic Bulletin Board system under the symbol "OAIS." In February 2000, as a result of the Company failing to be in compliance with respect to the disclosure requirements of the Exchange Act, the NASD delisted the Company's common stock and ceased trading on the Bulletin Board. The Company intends to take the steps necessary to resume trading after it becomes current with its Exchange Act filing requirements. On March 3, 2000, the Company's symbol was changed to "OAII."

          The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.



                                                       Bid Price of Common Stock
          Fiscal 1999                               High (1)             Low (1)
Quarter ended 06/30/99                               $10.05              $ 2.50
Quarter ended 03/31/99                               $33.75              $ 3.15
Quarter ended 12/31/98                               $36.25              $26.25
Quarter ended 09/30/98                               $47.50              $26.25

          Fiscal 1998                               High (1)             Low (1)
Quarter ended 06/30/98                               $36.25              $18.20
Quarter ended 03/31/98                               $ .05                $ .05
Quarter ended 12/31/97                               $ .05                $ .05
Quarter ended 09/30/97                               $ .05                $ .05
_____________
(1) Amounts have been adjusted to give retroactive effect for the five to one reverse stock split in February 2000 and the one for 100 reverse stock split of April 1998.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(b)       Significant Events During the Fiscal Year Ended June 30, 1999 and 1998

          On May 1, 1998, the Company, a Nevada corporation and a wholly owned subsidiary of the Company, merged with Oasis III, which held assets consisting of 20 acres of partially-developed land in Oasis, Nevada. In connection with the merger, the Company issued 602,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis
III. In addition, the Company issued the shareholders of Oasis III 200,000 shares of its common stock in connection with the real estate agreement dated April 9, 1998. Upon the close of the merger, the shareholders of the Company held 149,916 shares of the Company's common stock and the shareholders of Oasis III held approximately 802,000 shares of the Company's common stock, representing approximately 80% of the issued and outstanding common stock.

          In October 1998, the Company entered into an Asset Purchase Agreement with NuOasis which resulted in the Company acquiring 75% of CPRC. The consideration for the purchase of CPRC consisted of 1,563,450 shares of the Company's common stock (the "Oasis Stock"), warrants to purchase 7.2 million shares of the Company's common stock at $30.00 per share (the "Oasis Warrants") and $80 million of promissory notes issued by the Company (the "Oasis Notes").

          CPRC acquired all of the equity interest owned by NuOasis in CCGL (which operates the casino Cleopatra Cap Gammarth), a right to re-acquire an interest in Cleopatra Hammamet Limited (which operates the casino Cleopatra Hammamet Casino) and CWI (which operates the Le Palace Hotel & Resort at Cap Gammarth). All of the properties are located in Tunisia.

          The Oasis Warrants represent the right to acquire 7,200,000 shares of the Company's common stock at $30.00 per share. The Oasis Notes consist of promissory notes with an aggregate face value of $180 million. At the time of the transaction, Oasis had no ability to repay the notes, and therefore, the notes had an estimated fair value at the date of issuance of $7 million. Management estimated the fair value of the $180 million of notes payable to NuOasis at approximately $7 million based on an enterprise value of Oasis. Management considered factors such as the fair value of the assets received from Oasis III, as well as the value of the Company's common stock at the date of the acquisition and post-acquisition period of 90 to 120 days. Management estimated a fair value of Oasis III at $16.6 million. The $7 million fair value of the notes was deemed a constructive dividend since the amount is payable to the controlling shareholders, NuOasis, and accordingly, the value of such notes was reflected as a reduction of paid-in capital.

          On November 15, 1999, NuOasis converted the notes into 8.1 million shares or $0.87 per share. After the conversion, the shareholders of NuOasis controlled approximately 85% of the issued and outstanding common stock.

          The acquisition of NuOasis interests by the Company has been accounted for as a "reverse acquisition," whereby NuOasis is the acquiror, and since the operations of NuOasis are more significant than that of the Company and, NuOasis acquired a controlling interest in Oasis on November 15, 1999. Accordingly, the accompanying consolidated financial statements include the operations of NuOasis interests acquired for all periods presented. The net assets of Oasis are deemed to have been acquired in the reverse acquisition and, accordingly, the assets and liabilities were recorded at fair value at the date of acquisition.

(c)       Going Concern

          The Company's working capital resources during the years ended
June 30, 1999 and 1998 were provided by utilizing the cash on hand and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

(d)        Liquidity and Capital Resources

          A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:

                                                June 30,
                                        1999                   1998
Working Capital (Deficit)           $   (5,021,869)        $  (3,769,553)
Cash and Cash Equivalents           $       51,698         $     104,454
Current Ratio                                  .20                   .48

          The most significant effects on working capital and its components during fiscal 1999 were the operations of the Le Palace Hotel & Resort, the continued accrual of rent on the Le Palace Hotel & Resort as well as general administrative expenses, legal and professional advisory fees, and the acquisition of a controlling interest of CPRC and its subsidiaries.

          The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions. Additionally, the Company anticipates receiving a distribution of net operating revenues from its hotel management activities and its proposed international casino gaming activities beginning in fiscal 2000 or its fiscal year ended June 30, 2001 ("fiscal 2001"). However, the Le Palace Hotel & Resort has been in operation for more than one (1) year, but has yet been able to generate positive cash flows and there are no assurances that it will be able to generate positive cash flow, or that the Cap Gammarth Casino will open or generate positive cash flow. As of the close of fiscal 1999, the Company's sole operations were derived from its hotel management subsidiary and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell all or certain projects, or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to generate working capital for the development and current operations of its subsidiaries, or to continue to sustain itself.

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

          Cap Gammarth Casino

          At June 30, 1999, the Cap Gammarth Casino had approximately $1,000,000 remaining to be paid as security deposits and advance rent before the Company could take possession and open the facility. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino.

          To finance the remaining expenditures on the Cap Gammarth Casino, the Company has been negotiating debt financing and possible joint ventures with foreign banks and investment groups.

          Gammarth Resort

          During fiscal 1998, CWI made a partial payment on the lease on the Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer, STTG, claiming that STTG had breached the terms of the underlying lease by not completing for occupancy, on a timely basis, the Le Palace Hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing CWI significant loss of revenue and profits. The matter was removed from the arbitration calendar by mutual agreement between the parties, however, in fiscal 1999, the matter was put back on the arbitration calendar and subsequent to the close of fiscal 1999, in December 1999, the arbitration board awarded CWI damages of approximately $2,500,000 to offset against the past due rent. The arbitration board did not address the issue of the reduction of rent due to STTG as a result of the resort not being completed and CWI has requested arbitration in France to have the rent issue decided.

(f)       Cash Flows

          Cash used by operating activities was $134,000 for the year ended June 30, 1999 as compared to cash provided by operations of $210,000 for the comparable period last year. The increase is due to the increase in cash paid for interest.

          Cash used by investing activities was $613,000 for the year ended June 30, 1999 as compared to cash provided by investing activities of $218,000 for the comparable period last year. During fiscal 1999 the Company purchased equipment and during fiscal 1998 the Company made certain advances.

          Cash provided by financing activities was $539,000 for the year ended June 30, 1999 as compared to cash used in financing activities of $986,000 for the comparable period last year. During fiscal 1999, advances from the lessor decreased advances to the controlling shareholder were increased, and additional capital contributions were made.

(g)       Results of Operations

          Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

          The Company's total revenues for the year ended June 30, 1999 were $5.5 million as compared to $5.3 million for the year ended June 30, 1998. These revenues were entirely derived from the operations of the LePalace Hotel. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. Occupancy rates have been in the 35% to 45% range during the summer months and 10% to 18% during the winter months.

          Total cost of revenues were $5.8 million in fiscal 1999 as compared to $5.5 million in fiscal 1998. The increase is due to increased rent expense due to scheduled rent increases. Selling, general and administrative costs decreased $233,000.

          In fiscal 1999 and 1998, the Company recorded impairments of long-lived assets of $8.3 million and $3.5 million, respectively. As of June 30, 1999, management believed that the goodwill generated by the reverse acquisition of Oasis was impaired, and accordingly, the Company charged operations $8.3 million. In 1998, management determined that its investment in the Cleopatra Cap Gammarth casino and its Club Hammamet receivable was impaired, and accordingly, they recorded a provision totaling approximately $3.5 million.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          During fiscal 1999, in connection with the restructuring of the Company, the Board of Directors, decided to replace Jones, Jensen & Company as the independent accountants for the Company with the accounting firm of McKennon, Wilson & Morgan LLP. Jones, Jensen & Company previously issued a report dated November 11, 1997. The report noted that the Company was a development stage company and had no operating capital which raises significant doubt about the ability of the Company to continue as a going concern. Other than the Company's ability to continue as a going concern, the report did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. Such report subsequent to issuance has not been modified by Jones, Jensen & Company. There were no disagreements with Jones, Jensen & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two-year period prior covered by their report and subsequently through April 10, 2000.

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


Name                      Age        Position      Period Served as Director

Walt Sanders               53        President     May 1, 1998 to present
                                     Director

Charles R. Longson         51        Director      May 1, 1998 to present

Richard O. Weed            37        Director      October 1, 1998 to present

Jon L. Lawver              61        Director      October 1, 1998 to present

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

(b)       Business Experience

          The following is a brief account of the business experience during the past five years of each director, director nominee and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

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

          Richard O. Weed. Richard O. Weed (Director), is Managing Director/Special Projects with Weed & Co. L.P. in Newport Beach, California. Weed & Co. provides advice on capital formation, business strategy and legal matters on a special project basis. Mr. Weed is known for using analytical firepower, creative problem solving and resourceful implementation to assist clients. Mr. Weed's abilities are the result of his association with prominent law firms in California and Texas and graduate business education. Mr. Weed received a Master of Business Administration - International Management in 1992 from the University of Southern California, Juris Doctor in 1987 from St. Mary's University School of Law, and Bachelor of Business Administration - International Business in 1984 from The University of Texas at Austin. Mr. Weed is a member of the State Bar of California and State Bar of Texas.

          Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Company since October 1, 1998. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm ("Lawver Corp."). Since 1988, as President and a Director of Eurasia Inc., a private finance equipment leasing company.

(c)       Identification of Certain Significant Employees and Consultants

          In fiscal 1996, the Company entered into a Consulting Agreement with AZ Professional Consultants Inc. ("AZ") pursuant to which the Company agreed to engage AZ to provide certain services related to the day-to-day management record keeping and regulatory reporting requirements of the company, the ("AZ" Agreement). The AZ Agreement had a term of one (1) year and continued on a month-to-month basis after expiration of the one-year term. The Agreement was mutually terminated on April 1, 1997. During the term of the AZ Agreement, the Company issued to AZ, as consideration for the services provided by AZ, approximately One Hundred Eighty Thousand (180,000) shares of its common stock.

          On July, 1997, the Company entered into consulting agreements with Mr. Kurtz, doing business as Park Street (the "Park Street Agreement"). Pursuant to the Park Street Agreement, the Company agreed to pay Mr. Kurtz Four Thousand (4,000) shares of its common stock each month for the term of the subject agreement and further compensate Park Street for the introduction of businesses which are acquired by the Company. These agreements expired in July, 1999.

          During fiscal 1998, the Company entered into an Exchange Agreement with NuOasis pursuant to which the Company issued Two Hundred Thousand (200,000) shares of its common stock to NuOasis in exchange for Six Hundred Fifty Thousand (650,000) shares of common stock of Resorts owned by NuOasis. As part of the transaction, the Company also granted NuOasis an Option to purchase an additional Fifty Thousand (50,000) shares of its common stock (the "NuOasis Option") at $0.50 per share. At June 30, 1999,

NuOasis had not exercised the NuOasis Option; the options were scheduled to expire July 1, 1999; however, such option term was extended until July 1, 2003.

          During fiscal 1999, the Company entered into two (2) consulting agreements, one with Hudson Consulting Group Inc. ("Hudson") on July 18, 1998, as amended September 15, 1998 (the "Hudson Agreement") and another with NuVen Advisors Inc. ("NuVen") on July 18, 1999 subsequently amended and assigned to NuVen Advisors Limited Partnership on July 1, 1999 (the "NuVen Agreement"). The Company agreed to pay Hudson certain performance based fees upon the merger with or acquisition of a business introduced by Hudson, and to pay Hudson Three Thousand (3,000) shares of its common stock each month for the term of the subject agreement. Following the purchase of the assets of NuOasis in October 1998, the Company issued 300,000 shares of its common stock to Hudson as its fee for identifying and assisting in the closing of the transaction. The Hudson Agreement had a term of one (1) year and expired on January 1, 1999.

          Pursuant to the NuVen Agreement, the Company agreed to retain NuVen to assist it in identifying and effecting the purchase of business and assets relative to its hotel and gaming business (the "NuVen Agreement"). The NuVen Agreement became effective April 1, 1998 and expired in March 31, 1999 and resulted in the Company issuing Eight Thousand (8,000) shares of its common stock for services; NuVen waived its right to expense reimbursement and to receive additional shares of the Company's common stock on the closing of the purchase of the assets of NuOasis. As incentive to execute the NuVen Agreement, the Company granted NuVen the option to purchase Seventy Thousand (70,000) shares of the Company; common stock at a price of $30.00 per share. At June 30, 1999, NuVen had not exercised the NuVen Option.

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

          At June 30, 1999, NuOasis owned 1,563,450 shares, or approximately forty-nine percent (49%), of the issued and outstanding common stock of the Company, and it has two (2) appointees sitting on the Company's four (4) member Board of Directors. On November 15, 1999, NuOasis was issued 8.1 million shares as settlement of the $7 million of notes taken at fair value. Fred G. Luke is the President of NuOasis and its parent corporation, Resorts, and he has been instrumental in the Company's purchase of the NuOasis assets and in identifying, acquiring, financing and developing the assets and business interests of Resorts and NuOasis, including those acquired by the Company. Pursuant to the relationship between the Company and NuVen Limited Partnership ("NuVen LP") and as a result of Mr. Luke's position with NuOasis and Resorts, he is in a position to influence the business affairs of the Company and therefore deemed a "control person," as defined in the Exchange Act.

          Mr. Luke has been President of NuOasis since fiscal 1995, and the Chief Executive Officer and Director of Resorts, the parent of NuOasis since June 1993. Mr. Luke has more than thirty (30) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided financial and corporate restructuring consulting services and has served, for brief periods lasting usually six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with Resorts and NuOasis, Mr. Luke currently serves as Chairman and President of NuVen and General Partner, NuVen LP, which have provided consulting services, office space and other general and administrative services to the Company since the beginning of fiscal 1999. NuVen and NuVen LP currently provide managerial, acquisition, and administrative services to other public and private companies in addition to the Company. NuVen LP and NuVen are controlled by Mr. Luke and are affiliates of the Company. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

          Mr. Gabriel Tabarani serves as Director of CPRC and CWI. Fred Graves Luke, Fred G. Luke's father, is a Director of CPRC and owns personally 10% of CPRC.

(d)       Family Relationships

          Fred Graves Luke is the father of Fred G. Luke. He serves as a Director of CPRC, CCGL, CHL and CWI.

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

(b)       Stock Options

          During the years ended June 30, 1999 and 1998, the Company had no stock options granted to employees. However, the Company granted options and warrants to non-employees. The Company issued warrants to purchase 7,200,000 shares at $30.00 per share to NuOasis and 200,000 shares at $0.50 per share. The Company issued options to NuVen to purchase 70,000 shares at $30.00 per share. On November 15, 1999, Oasis cancelled the 7,200,000 warrants and issued 8,111,240 shares of common stock to NuOasis.

(c)       Long-Term Incentive Plans

          Not applicable.

(d)       Compensation of Directors

          The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(e)       Contracts With Executive Officers

          None

(f)       Change of Control

          On May 1, 1998, following the Company's acquisition of Oasis III, Tammy Gehring, Bonnie Jean Tippetts and Cliff Halling resigned from their respective positions as officers and directors of the Company in favor of Mr. Walter Sanders and Mr. Charles Longson. In fiscal 1999, following the purchase of the NuOasis assets, Mr. Jon L. Lawver and Mr. Richard O. Weed were appointed to hold positions as directors of the Company.

(g)       Report on Repricing of Options

          Not applicable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of February 29, 2000, the most recent practicable date.


     Title
       of       Name and Address               Amount and Nature of      Percent
     Class      of Beneficial Owner           Beneficial Interest (1)   of Class

$.001 par value NuOasis Resorts Int'l Inc.           9,674,690             85.6%
Common Stock    43 Elizabeth Avenue, Box N-8680
                Nassau, Bahamas

(1) Amounts have been adjusted to give retroactive effect to the five for one reverse stock split in February 2000.

          The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of February 29, 2000:


   Title                                       Amount and Nature
    of             Name and Address                  of                Percent
   Class           of Beneficial Owner       Beneficial Interest(1)    of Class

$.001 par value    Mr. Walter Sanders              400,000                3.6%
Common Stock       P.O. Box 2329
                   West Wendover NV 89883
$.001 par value    All Officers and                400,000                3.6%
Common Stock         Directors as a group

(1) Amounts have been adjusted to give retroactive effect to the five for one reverse stock split in February 2000.


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

     Exhibit
     Number       Description

     3.1          Articles of Incorporation of Oasis Resorts International, Inc.

     3.2          Bylaws of Oasis Resorts International, Inc.

     10.1 Exchange Agreement between Cleopatra's Palace Resorts and Casinos Limited and Cleopatra's World, Inc.

     10.2 Exchange Agreement between Cleopatra's World, Inc. and Cleopatra Palace Limited

     10.3 Exchange Agreement between Cleopatra's Palace Resorts and Casinos Limited and Cleopatra Palace Limited

     10.4 Exchange Agreement between Cleopatra's Palace Resorts and Casinos Limited and NuOasis International Inc.

     10.5 Advisory Agreement between NuVen Advisors, Inc. and Flexweight Corporation

     10.6         Merger Agreement between Oasis Resorts International, Inc.
                  and Flexweight Corporation

     10.7 Warrant Agreement between NuOasis International Inc. and Flexweight Corporation

     10.8         Asset Purchase Agreement between NuOasis International Inc.
                  and Flexweight Corporation

     10.9 Option Agreement between NuOasis International Inc. and Flexweight Corporation

     10.10 Option Agreement between NuVen Advisors Inc.. and Flexweight Corporation

     10.11        Flexweight Corporation 1998 Stock Option Plan

     10.12 Exchange Agreement between NuOasis International Inc. and Cleopatra's World, Inc.

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

                                         OASIS RESORTS INTERNATIONAL, INC.
                                         (formerly, Flexweight Corporation)

Date: April 20, 2000                     By:  /s/ Walter Sanders
                                              Walter Sanders, President
                                              and Director

Date: April 20, 2000                     By:  /s/ Jon L. Lawver
                                              Jon L. Lawver, Principal
                                              Accounting Officer and Director





         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                         OASIS RESORTS INTERNATIONAL, INC.
                                         (formerly, Flexweight Corporation)

Date: April 20, 2000                     By:  /s/ Walter Sanders
                                              Walter Sanders, President
                                              and Director

Date: April 20, 2000                     By:  /s/ Jon L. Lawver
                                              Jon L. Lawver, Principal
                                              Accounting Officer and Director

Date: April 20, 2000                     By:  /s/ Charles Longson
                                              Charles Longson, Director

Date: April 20, 2000                     By:  /s/ Richard O. Weed
                                              Richard O. Weed, Director

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)



                   Index to Consolidated Financial Statements



Description                                                                Page

Independent Auditors' Report................................................F-2

Consolidated Balance Sheet as of June 30, 1999..............................F-3

Consolidated Statements of Operations and Comprehensive Loss
  for the years ended June 30,1999 and 1998.................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the years ended June 30,1999 and 1998..........F-5

Consolidated Statements of Cash Flows for the years ended
  June 30,1999 and 1998.....................................................F-7

Notes to Consolidated Financial Statements..................................F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Oasis Resorts International, Inc.
(Formerly Flexweight Corporation)

We have audited the accompanying consolidated balance sheet of Oasis Resorts International, Inc., formerly Flexweight Corporation ("Oasis"), and subsidiaries (collectively the "Company") a company controlled by NuOasis Resorts International, Inc. ("NuOasis"), as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oasis Resorts International, Inc., formerly Flexweight Corporation, as of June 30, 1999, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations since its inception. The Company requires substantial long-term financing to complete certain projects, as well as working capital financing to meet its past- due and current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 2, Oasis entered into an exchange agreement accounted for as a reverse acquisition, whereby Oasis is deemed to have been acquired by NuOasis for accounting purposes. Accordingly, the accompanying consolidated financial statements have been retroactively restated to include the historical assets and liabilities, and the historical operations of the net assets acquired from NuOasis for all periods presented. The operations of Oasis are included in the accompanying consolidated financial statements from the date of acquisition, October 19, 1998, to June 30, 1999.

                                           /s/   McKennon, Wilson & Morgan LLP

Irvine, California
April 4, 2000

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                  June 30, 1999

ASSETS
Cash and cash equivalents                                $       51,698
Accounts receivable, net                                        373,550
Inventory                                                       170,126
Marketable securities (Note 4)                                  345,000
Receivable from NuOasis (Note 4)                                264,000
Other current assets                                             84,729

   Total current assets                                       1,289,103

Property and equipment, net                                     256,834
Receivable from Lessor (Note 3)                               1,183,858
Lease deposit (Note 6)                                          687,000
Land held for development (Note 5)                            3,700,000
Investment, at cost (Notes 2 and 3)                           2,000,000
Other                                                           598,389
   Total assets                                          $    9,715,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                         $    1,801,078
Due Lessor (Notes 3 and 8)                                    3,397,146
Accrued liabilities                                             511,525
Current portion of notes payable (Note 7)                       601,223
   Total current liabilities                                  6,310,972
Notes payable, net of current portion (Note 7)                3,348,777
Fair value of notes payable to NuOasis (Note 1)               7,000,000
   Total liabilities                                         16,659,749
Commitments and contingencies (Note 8)
Stockholders' deficit (Notes 1, 2, and 9):
 Preferred stock, par value $0.001; 25,000,000 shares
    authorized, no shares issued and outstanding                      -
  Common stock, par value $0.001; 75,000,000 shares
    authorized, 3,190,705 shares issued and outstanding           3,190
  Additional paid-in capital                                 23,462,668
  Accumulated deficit                                       (24,176,499)
  Accumulated other comprehensive loss                         (233,924)
  Notes receivable from Resorts                              (6,000,000)
   Total stockholders' deficit                               (6,944,565)
  Total liabilities and stockholders' deficit            $    9,715,184

       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
          Consolidated Statements of Operations and Comprehensive Loss
                   For The Years Ended June 30, 1999 and 1998



                                                      1999             1998
Revenues                                         $  5,522,626      $  5,292,604
Costs of revenues                                   5,795,187         5,512,702
  Gross profit (loss)                                (272,561)         (220,098)
Selling, general and administrative expenses        1,012,300         1,244,870
Impairment of long-lived assets (Notes 2 and 3)     8,319,241         3,453,000
Loss from operations                               (9,604,102)       (4,917,968)
Loss on sale of marketable securities                 803,000                 -
Interest expense                                      400,309            31,591
         Net loss                                 (10,807,411)       (4,949,559)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable
    securities                                        133,000          (590,000)
  Foreign currency translation adjustment             154,781            79,005
            Comprehensive loss                   $(10,519,630) $     (5,460,554)

Basic and diluted net loss per share             $      (4.01) $          (3.17)
Weighted average shares included in basic and
  diluted net loss per share                        2,698,008         1,563,450










       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
                   For The Years Ended June 30, 1999 and 1998


                                                                                                         Notes
                      Preferred Stock       Common Stock      Additional                   Other       Receivable
                                                                Paid-In    Accumulated  Comprehensive    From
                      Shares    Amount     Shares   Amount      Capital      Deficit        Loss        Resorts      Total
Balances, July 1,
   1997                    -    $    -   1,563,450 $  1,563  $12,136,144  $ (8,419,529) $   (10,710) $         -  $  3,707,468
Recapitalization by
   NuOasis                 -         -           -        -   10,657,000             -             -  (10,000,000)     657,000
Shares of Oasis
   assigned from
   NuOasis for lease
   deposit                 -         -           -        -            -             -             -    1,000,000    1,000,000
Constructive
   dividend to CPL         -         -           -        -  (13,000,000)            -             -            -  (13,000,000)
Capital contributions      -         -           -        -      551,126             -             -            -      551,126
Net loss and
   comprehensive
   loss                    -         -           -        -            -    (4,949,559)     (510,995)           -   (5,460,554)
Balances, June 30,         -    $    -   1,563,450 $  1,563  $10,344,270  $(13,369,088) $   (521,705)$ (9,000,000)$(12,544,960)
   1998








       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                    Consolidated Statements of Stockholders'
              Equity (Deficit) and Comprehensive Loss (continued)
                   For The Years Ended June 30, 1999 and 1998


                                                                                                            Notes
                                                                   Additional                   Other     Receivable
                           Preferred Stock       Common Stock       Paid-In      Accumulated Comprehensive   From
                                                                    Capital        Deficit   Income (Loss)  Resorts      Total
                           Shares   Amount     Shares     Amount
Restructuring, July 1,
   1998                         -   $    -          -  $       -  $10,000,000   $          -    $       -  $ 3,000,000 $ 13,000,000
Capital contributions           -        -          -          -      466,750              -            -            -      466,750
Cancellation of note
   payable to NuOasis           -        -          -          -    1,517,000              -            -            -    1,517,000
Common stock
   retained by Oasis
   shareholders
   after reverse
   acquisition                  -        -  1,627,255      1,627    8,134,648              -            -            -    8,136,275
Constructive dividend
   for fair value of
   notes payable
   issued to NuOasis            -        -          -          -   (7,000,000)             -            -            -   (7,000,000)
Net loss and                                        -
   comprehensive
   loss                         -        -          -          -            -    (10,807,411)     287,781            -  (10,519,630)
Balances, June 30,              -   $    -  3,190,705  $   3,190  $23,462,668   $(24,176,499)   $(233,924) $(6,000,000)$ (6,944,565)
   1999

       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                      Consolidated Statements of Cash Flows
                   For The Years Ended June 30, 1999 and 1998


                                                                           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(10,807,411)  $(4,949,559)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Depreciation and  amortization                                         9,777             -
      Write-off of note receivable from Club Hammamet                            -     1,905,000
      Impairment of SALT equity investment and Cleopatra Cap Gammarth
        Casino interest                                                          -     1,548,000
      Loss on sale of marketable securities                                803,000             -
      Impairment of goodwill                                             8,006,241             -
      Impairment of lease deposit                                          313,000             -
      Changes in operating assets and liabilities:
        Accounts receivable                                                245,734      (357,793)
        Inventory                                                            1,111        22,764
        Other current assets                                               (84,729)        2,231
        Accounts payable                                                    89,445       635,720
        Accrued liabilities                                               (166,729)      157,070
        Due Lessor                                                       1,456,450     1,247,019
Net cash provided by (used in) operating activities                       (134,111)      210,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                                    (266,611)      (52,597)
Advances on note receivable from Club Hammamet                                   -      (154,200)
Other assets                                                              (345,980)      424,647
Net cash provided by (used in) investing activities                       (612,591)      217,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances due from Lessor                                                  (198,966)     (984,892)
Payments on notes payable                                                  (25,000)            -
Repayment of short-term bank loans                                               -      (300,000)
Advances (repayments) from NuOasis                                         296,381      (252,574)
Capital contributions                                                      466,750       551,126

Net cash provided by (used in) financing activities                        539,165      (986,340)
Foreign currency effect on cash                                            154,781        79,005

Net decrease in cash                                                       (52,756)     (479,033)
Cash and cash equivalents at beginning of year                             104,454       583,487
Cash and cash equivalents at end of year                              $     51,698   $   104,454



       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                Consolidated Statements of Cash Flows (continued)
                   For The Years Ended June 30, 1999 and 1998



                                                                                1999          1998
Supplemental Disclosure of Cash Flows -
     Cash paid during the year for interest                                  $ 350,489     $  31,591
Non-Cash Financing and Investing Activities:
     Capital contribution of marketable securities by NuOasis                        -       657,000
     Lease deposit exchanged for note receivable from Resorts                        -     1,000,000
     Constructive dividend resulting from notes payable issued to
        CPL in exchange for assets                                                   -    13,000,000
     Contribution of notes receivable from Resorts in recapitalization      10,000,000             -
     Effective capital contribution from cancellation of notes issued to
        CPL for shares of CPRC in restructuring                             13,000,000             -
     Effective capital contribution resulting from restructuring            10,000,000             -
     Exchange of note receivable from Resorts in restructuring               3,000,000             -
     Notes payable assumed in reverse acquisition with Oasis III             3,925,000             -
     Acquisition of land held for development in reverse acquisition
        with Oasis III                                                       3,700,000             -
     Estimated fair value of shares retained by shareholders of Oasis in     8,136,275             -
        reverse acquisition
     Constructive dividend resulting from estimated fair value of notes
        payable issued in reverse acquisition of Oasis                       7,000,000             -
     Receivable from NuOasis resulting from sale of marketable
        securities                                                             264,000             -







       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                   Notes to Consolidated Financial Statements

1 - Organization and History

Oasis Resorts International, Inc. (formerly Flexweight Corporation, a Kansas Corporation) was originally incorporated under the name Flexweight Drill Pipe Company in 1958. Oasis Resorts International Inc., herein referred to as "Oasis" and its subsidiaries (collectively the "Company"), develop and operate resort hotel and gaming operations, primarily in Tunisia, North Africa, and held undeveloped land in Oasis, Nevada.

On May 1, 1998, Oasis, then Flexweight Corporation, merged with Oasis Resorts, Hotel & Casino-III, Inc. ("Oasis III"), which held assets representing 20 acres of partially-developed land in Oasis, Nevada. In connection with the merger, Oasis issued 602,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis III. In addition, the Company issued the shareholders of Oasis III 200,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998 (Note 5). Upon the close of the merger, the shareholders of Oasis held 149,916 shares of common stock and the shareholders of Oasis III held approximately 80% of the issued and outstanding common stock of Oasis. Oasis III has title to 20 acres of commercial real estate located in Nevada which management intends to develop into a gaming complex.

On October 19, 1998, the Company reincorporated in Nevada and changed its name from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. The Company then entered into an exchange agreement with NuOasis International, Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts, Inc. ("Resorts") to acquire NuOasis's 75% interest in Cleopatra Palace Resorts and Casinos Ltd. ("CPRC"). CPRC had previously acquired all of the equity interest owned by NuOasis in Cleopatra Cap Gammarth, Limited ("CCGL") which operates the casino Cleopatra Cap Gammarth, a right to re-acquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino, and Cleopatra's World, Inc. ("CWI") which operates the Le Palace Hotel & Resort at Cap Gammarth (see Note 3). All of the properties are located in Tunisia. Cleopatra Palace Ltd. ("CPL") is a predecessor company to CPRC, an entity controlled by NuOasis, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

In connection with the acquisition of CPRC, the Company issued 1,363,450 shares of common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis in exchange for certain assets in NuOasis. At the time of the transaction, Oasis had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the enterprise value of Oasis at the date of the reverse acquisition of approximately $16.6 million, the Company valued the debt at $7 million. On November 15, 1999, management of Oasis agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of 8,111,240 shares of common stock (Note 9), such that the NuOasis shareholders control approximately 86% of the Company's issued and outstanding common stock.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)



2 - Basis of Presentation and Principles of Accounting

Basis of Presentation

This acquisition of NuOasis interests by the Company on October 19, 1998 is accounted for as a reverse acquisition, whereby NuOasis is the acquiror, since the operations of NuOasis are more significant than Oasis and NuOasis acquired a controlling interest in the Company on November 15, 1999. Accordingly, the accompanying consolidated financial statements include the historical assets and liabilities, and the historical operations of NuOasis interests acquired for all periods presented. The operations of Oasis are included in the accompanying consolidated financial statements from the date of acquisition, October 19, 1998, through June 30, 1999. The net assets of Oasis were recorded at fair value at the date of acquisition. Assets, consisting primarily of land valued at $3.7 million based upon an independent appraisal, and marketable securities of $350,000, and liabilities consisting of $3.975 million in secured notes, were recorded at fair value. The purchase price in the reverse acquisition was approximately $8.1 million, with the excess of the purchase price over the fair value of the net assets acquired of $8 million allocated to goodwill (see below).

Proforma Financial Data

The unaudited proforma statements of operations data for the years ended June 30, 1999 and 1998, assuming the acquisition of Oasis occurred on July 1, 1997, are as follows:


                                                     1999             1998
Revenues                                         $  5,522,626    $   5,292,604
Net loss                                         $(10,106,787)   $  (9,684,469)
Basic and diluted net loss per share             $      (3.17)   $       (3.04)

The above unaudited proforma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred on July 1, 1997.

Going Concern Considerations

The Company has recurring losses from operations, and at June 30, 1999, the Company has a working capital deficit of $5 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown (see Note 3). The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for 1999 rents unpaid by the Company. At June 30, 1999, the Company owed approximately $3.4 million under the lease agreement.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All inter-company accounts have been eliminated in consolidation. The accompanying consolidated balance sheet excludes a minority interest for its 75% interest in CPRC, 80% interest in CWI, and its 90% interest in CCGL since the entities have shareholder deficiencies.

Fiscal Year End

The Company changed its fiscal year end from August 31 to June 30 as a result of the change in basis of accounting to coincide with the operations of NuOasis acquired.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Marketable Securities

The Company accounts for its equity securities as available-for-sale securities. In connection therewith, the Company records unrealized gains and losses as a component of shareholders' equity. Realized gains and losses are recorded in operations. The Company uses the specific identification method for accounting for its marketable securities.

Property and Equipment

Property and equipment are depreciated over their estimated useful lives using the straight-line method ranging from three to five years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Depreciation expense reflected in the accompanying consolidated financial statements was not significant.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over the expected period to be benefitted.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


As discussed above, the Company generated goodwill of $8 million in connection with the reverse acquisition of Oasis on October 19, 1998 (see impairment discussion below).

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

Oasis originally acquired its interest in Oasis III in May 1998. Oasis III had no significant operations, however, Oasis III has a management team, which upon the close of a funding, intends to obtain a casino gaming license in the state of Nevada. The Company has been seeking capital to begin construction of its casino in Oasis, Nevada, with the assistance of NuVen Advisors, Inc. ("NuVen"), an affiliate of NuOasis, since July 1998. Through June 30, 1999, the Company had been unsuccessful in obtaining necessary financing, one year after commencing its search for capital with the assistance of NuVen, and accordingly, the Company charged operations totaling $8 million, since the recovery of such goodwill is unlikely. Through March 31, 2000, no construction financing has been obtained by management of the Company to commence its development in Oasis, Nevada.

In 1998, management determined that its interests in the Cleopatra Cap Gammarth Casino, SALT, and Hammamet were impaired, and accordingly, they charged operations totaling approximately $3.4 million (see Investments, at cost below and Note 3).

Interest Capitalization

The Company capitalizes interest charges incurred for development of its land. However, since management has curtailed development until such time funds can be raised, no interest is capitalized.

Investments, at cost

The Company holds a 9% equity interest in SALT. This investment is carried at cost, less amounts deemed necessary to reflect the asset at its net realizable value. The investment was exchanged from CPL to CWI with a carrying value of $3.1 million. CPL had also incurred costs of $424,000 in connection with its interest. During 1998, management determined the investment was impaired, and accordingly, they recorded a provision for loss of $1.5 million in fiscal 1998. The impairment was based on collection of the money judgement against SALT and certain of its shareholders (see Note 3). The carrying value at June 30, 1999 is $2 million.

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

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


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

The Company's net deferred tax assets at June 30, 1999, consist of net operating loss carryforwards amounting to approximately $20 million. At June 30, 1999, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling $8 million. During the years ended June 30, 1999 and 1998, the Company's valuation allowance increased $4 million, and $2 million, respectively. The Company's annual use of net operating loss carryforwards are limited due to the change in ownership experienced in 1998. No benefit for income taxes has been provided since all deferral tax assets have been fully reserved. Income tax expense is not material to the accompanying consolidated statements of operations.

Loss Per Share

Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Diluted EPS is equal to basic EPS since the effect of common stock purchase warrants would be anti-dilutive. See
Note 9 for common stock purchase warrants outstanding which are anti-dilutive for EPS reporting purposes.

Stock Splits

All per share amounts are reported, as adjusted, after the one for 100 reverse stock split approved on April 8, 1998 and one for five reverse stock splits approved on February 8, 2000 (Note 9).

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

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


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

Disclosures about Segments of an Enterprise and Related Information

The Company provides disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The Company defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. As of June 30, 1999 and 1998, the Company has only one reportable operating segment.

Stock-based Compensation

The Company accounts for its employee stock options using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," had been applied. Through June 30, 1999, the Company had no employee stock options outstanding.

The Company accounts for transactions in which goods or services are the consideration received for the issuances of its equity instruments based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under the provisions of FAS 133, the Company will be required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure these instruments at fair value. The Company has adopted FAS 133 during fiscal 1999. Currently, the Company does not have any instruments that would qualify as derivatives under FAS 133. Accordingly, the Company does not believe that FAS 133 would have a material impact on its current financial position or results of operations.

Financial assets with carrying values approximating fair value include cash and cash equivalents, marketable securities, notes receivable and other investments. Financial liabilities with carrying values approximating fair value include accounts payable and accrued interest, and notes payable. Notes due to and from related parties have no readily ascertainable fair value.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


3 - Tunisian Operations

Le Palace Hotel & Resort

During fiscal 1997, NuOasis exchanged 600,000 shares of common stock of The Hartcourt Companies Inc., valued at approximately $862,000 based on a national quotation system, for a 50% equity ownership in CWI. CWI is the lessee of the Le Palace Hotel & Resort surrounding the Cap Gammarth Casino (see Note 8 for discussion of this lease).

On June 1, 1998, CWI acquired certain interests from CPL for $13 million in notes payable. The assets acquired consisted of an equity interest of 9% in SALT, with a carrying value of $3.1 million, the leasehold interest in the Cap Gammarth Casino, with a carrying value of approximately $424,000, and a receivable from the Societe Loisirs Club Hammamet ("Club Hammamet") with a face value of $1.9 million. Since the historical carrying value of the assets acquired of $5.4 million have been reported in these consolidated financial statements for the periods presented, the purchase price of $13 million was deemed a constructive dividend to this related party as reflected in the accompanying consolidated statements of shareholders' equity (deficit) during the year ended June 30, 1998, since the companies were under common control at the date of acquisition.

In connection with a letter agreement dated April 26, 1998, effective June 1, 1998, NuOasis recapitalized, and increased its interest to 60% equity ownership in CWI with $10 million of notes due from Resorts (Note 9), marketable securities consisting of 2,000,000 shares of Resorts valued at $254,000 and 280,000 shares of common stock of The Hartcourt Companies, Inc. valued at $403,000 (Note 4); a Put/Option Agreement between Resorts and J. Monterosso dated August 22, 1997 with no carrying value and a face value of $715,000 and a promissory note dated August 22, 1997 with no carrying value, and a balance due of $1,135,000 at the date of recapitalization. The debtor of these notes is in bankruptcy; therefore the ultimate collection of amounts due the Company is uncertain. The aggregate historical value of these assets, including the notes of $10 million, was approximately $10.7 million at the date of transfer as reflected in the accompanying consolidated statements of stockholders' equity (deficit) for the year ended June 30, 1998.

In connection with the reorganization of CPRC (see below), the Company effectively increased its ownership interest to 80% in CWI through the purchase of an additional equity interest from an individual affiliated with the Company and existing shareholder of CPRC. No value was attributed to this transaction since CWI had no significant net assets.

Restructuring

As stated in Note 1, NuOasis entered into an exchange agreement to acquire its 75% interest in CPRC on July 1, 1998. CPRC was formed by the management of NuOasis as a means to consolidate its off-shore hotel and casino operations, principally in Tunisia. CPRC was a multi-step restructuring, whereby CPRC first issued 12,553,125 shares to CWI to acquire from CWI its 9% equity interest in SALT, the SALT Casino Lease rights, and $1.9 million note due from Club Hammamet; CWI immediately thereafter exchanged 8,490,625 CPRC shares to fully satisfy the $13 million notes payable to CWI. Then CPRC acquired the remaining CPL assets for 946,875 shares and a $3 million note due from Resorts, then acquired an 80% interest in CWI and a 100% interest in Club Hammamet from NuOasis for 11,500,000 CPRC shares, and finally, CPRC increased its ownership in CCGL to 90% by assigning to CCGL, $3.5 million of notes due

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


from Resorts and its rights to the SALT Casino Lease. As a result, CPRC owns an 80% interest in CWI, a 90% interest in CCGL, a 100% interest in Club Hammamet and a 9% equity interest in SALT. In addition, the restructuring of CPRC satisfied the $13 million of notes due CPL by CWI, recapitalized the Company by $10 million, and reduced a portion of its notes receivable from Resorts by $3 million.

In connection with the operation of the Le Palace Hotel & Resorts, the Company provides employees of Societe Touristique Tunisie-Golfe ("STTG" or the "Lessor") meals and allowances while working at the Cap Gammarth complex. In fiscal 1999 and 1998, the Company incurred reimbursable expenses amounting to approximately $199,000 and $985,000, respectively. At June 30, 1999, the Company had a receivable from the Lessor amounting to $1,184,000. Refer to the arbitration settlement reached with the Lessor regarding lease payments and costs incurred by the Company in Note 8. Management believes that amounts receivable from the Lessor will be subject to right of offset when the judgement becomes due. Accordingly, no provision for loss has been reflected against amounts due from STTG.

Cleopatra Cap Gammarth Casino

Cleopatra is the lessee of a 200,000 square foot casino and Las Vegas-style showroom presently under construction (the "Cap Gammarth Casino"), and substantially complete, pursuant to a Casino Lease Agreement and Operating Management Contract with STTG. The lease on the Cap Gammarth Casino was transferred by SALT resulting in a change in lessor from STTG to SALT. See Note 8 for further discussion of this lease arrangement.

On July 13, 1998, the Company filed a civil complaint for damages in the U.S. District Court, District of Nevada against SALT and several other defendants. On July 2, 1999, the District Court adjudged and decreed compensatory damages in the amount of $292 million plus interest, and $10 million in punitive damages. Management is proceeding in Tunisia to collect upon its money judgement. No amounts have been recorded in these consolidated financial statements as a result of this potential gain contingency.

Hammamet Casino

In October 1994, Cleopatra entered into an agreement with Club Hammamet to lease and operate a 60,000 square foot casino and French-style cabaret recently completed in Hammamet, Tunisia (the "Hammamet Casino"). On or about September 26, 1997, in order to finance the remaining expenditures on the Hammamet Casino, the Company and Club Hammamet entered into an agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Club Hammamet in making the first annual lease payments on the Hammamet Casino, the Company pledged to Cedric its 70% interest in Hammamet Casino. The Company and Cedric agreed that Cedric will return such interest when and if the Company reimburses Cedric for all funds advanced prior to September 26, 1998 (on an all or nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and the Company forfeited its right to reacquire its interest in Hammamet Casino. Accordingly, the Company impaired its interest in Hammamet Casino and charged operations approximately $1.9 million in fiscal 1998.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


4 - Marketable Securities

At June 30, 1998, the Company held 2,000,000 shares of Resorts and 880,000 shares of Hartcourt as available-for-sale securities. Through the acquisition of Oasis III, the Company acquired an additional 3,250,000 shares of Resorts common stock valued at $350,000.

During fiscal 1999, NuOasis, on behalf of the Company, liquidated 741,872 shares of the Hartcourt companies for $264,000. In connection therewith, the Company recorded a provision for loss of $803,000 in fiscal 1999. At June 30, 1999, the Company had a receivable from NuOasis totaling $264,000.

The Company has the following marketable securities as of June 30, 1999:


      Investee              Shares           Market Value         Cost
NuOasis Resorts Inc.      5,250,000       $       241,500     $  604,000

The Hartcourt
Companies, Inc.             138,128               103,500        198,000
Totals                  $   345,000       $       802,000

Subsequent to June 30, 1999, the Company sold 138,128 shares of Hartcourt for $199,000 and the amounts are currently held by NuOasis in a securities account on behalf of the Company. Such amounts will be remitted to the Company upon the establishment of an account for CWI.

5 - Land Held for Development

As discussed in Note 1, Oasis III retained a 20-acre interest in partially-developed land located in Oasis, Nevada and an option to acquire an additional 30 acres adjacent to the 20-acre interest. The subject property was subdivided from a 1100-acre parcel originally purchased on December 27, 1995 for $1,450,000 by Oasis International Hotel & Casino, Inc. ("OIHC"), a current shareholder of the Company through the merger of Oasis III on May 1, 1998 (Note
1). The property contains a 6-unit motel and an eight-pump truck stop, including a cafe and mini store. Substantial expenditures would have to be made to the property improvements in order for the property to be operative in its current state.

OIHC entered into a real estate purchase agreement dated April 9, 1998, as amended, with Oasis III. In connection therewith, the agreement called for a purchase price of $5,000,000, consisting of shares of the Company's common stock valued at $1,000,000, the assumption of $550,000 First Trust Deed Note Payable and the issuance of a note payable to OIHC totaling $3,450,000 (see Note 7). Oasis closed escrow on the property on or about May 7, 1998.

In December 1998, the Company obtained an independent appraisal valuing the 20-acre parcel at $3.7 million on an "as-is" basis. In connection with the reverse acquisition (Note 1), the Company valued the property at $3.7 million. All land-related costs subsequent to October 19, 1998, have been expensed as incurred.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


6 - Lease deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the leaseholders of the Le Palace Hotel. In fiscal 1998, the Company pledged 200,000 shares of its common stock as collateral for the required lease deposit. At June 30, 1999, the value of the underlying securities was $687,000. The Company charged operations of $313,000 in 1999 as a result of this decline in value. At June 30, 1999, the Company was deficient in the collateral held for the lease deposit. In February 2000, the Company issued 2.75 million shares of its common stock to provide additional security under the lease arrangement. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

7 - Notes Payable

In connection with the reverse acquisition of Oasis III on October 19, 1998, Oasis assumed the $550,000 note payable (See Note 5). The note was due May 11, 1999, with interest-only payments (at an annual rate of 10.9% per annum) of $5,000 per month. The note amounting to $550,000, outstanding at June 30, 1999, was extended and is currently due on demand. Total interest expense included in operations in connection with this note in fiscal 1999 was $45,000.

The Company also assumed a Second Deed of Trust note payable in the amount of $3.425 million related to the 20-acre parcel payable to OIHC. The term of this Second Deed of Trust is for 30 years principal and interest payable at 9% per annum. The Company has been unable to make the required principal payments, however, OIHC has not notified the Company of any intent to foreclose on the loan. The Company's ability to continue to make the required payments is contingent upon its raising additional capital. The principal amount outstanding at June 30, 1999, was $3.4 million. Total interest expense in fiscal 1999 was $305,792 related to this note agreement.

Future annual minimum principal payments of notes payable are as follows:


        Year Ending
          June 30                Amounts Due
           2000                  $   601,223
           2001                       28,201
           2002                       30,846
           2003                       33,740
           2004                       36,905
        Thereafter                 3,219,085
                                 $ 3,950,000

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


8 - Commitments and Contingencies

Leases

CCGL and CWI are lessees under lease agreements related to the Cap Gammarth Casino and the Le Palace Hotel, respectively, which require annual lease payments to be made, monthly or quarterly, over their respective terms, which range from 14 to 20 years (also see Note 3). The Company has not begun operations at the casino; therefore, this lease is not yet in effect. Upon consummating the lease, the Company will be required to pay the amounts reflected in the table below. Management expects the lease to be consummated by June 2000. Future annual minimum lease payments by these entities in each of the next five years and thereafter are as follows:

                                        Amounts Due
                       Cap
    Year Ending      Gammarth      Le Palace
      June 30         Casino         Hotel        Total
       2000       $  3,000,000   $ 7,138,146   $ 10,138,146
       2001          3,000,000     4,007,150      7,007,150
       2002          3,300,000     4,287,650      7,587,650
       2003          3,600,000     4,587,785      8,187,785
       2004          3,900,000     4,908,930      8,808,930
    Thereafter      74,700,000    52,872,889    127,572,889
                  $ 91,500,000  $ 77,802,550   $169,302,550

Prior to taking possession of the Cleopatra Cap Gammarth Casino under its lease agreement, the Company is required to make a lease deposit totaling $1 million. No rental expense has been included in operations under this arrangement. Total rent expense included in operations under the Le Palace Hotel lease for the years ended June 30, 1999 and 1998 was $2.5 million and $2.0 million, respectively.

Litigation

The Company has been a party to litigation with STTG due to significant delays in completing the Le Palace Hotel & Resorts. Through June 30, 1999, the Company has not paid rents to STTG in connection with its lease arrangement. However, the Company has paid opening costs and purchased equipment totaling approximately $1.8 million which were the responsibility of STTG. STTG filed a complaint and received an arbitration award for calendar year lease rental payments for 1997 and 1998, net of amounts expended by the Company. At June 30, 1999, the Company owed STTG approximately $3.4 million for the net rental payments under the agreement. Also, see Note 3 for discussion of amounts due to the Company from STTG.

The Company is subject to claims and suits that arise from time to time out of the ordinary course of its business. Through June 30, 1999, management of the Company is not aware of any claims that will have a material impact on the Company's business, financial condition or results of operations which are not reflected in the accompanying consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


9 - Stockholders' Deficit

Capital Structure

On April 8, 1998, the shareholders approved among other matters a one for 100 reverse split of the Company's common stock, par value $0.10, and to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 25,000,000. All share and per share amounts have been restated to reflect this reverse stock split for all periods presented. Effective October 19, 1998, the Company increased its authorized capital stock from 25,000,000 shares of $0.10 par value common stock to 75,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. Each share of the Company was exchanged for one (1) share in the new corporation. All share amounts have been restated to reflect this amendment to the Company's Articles of Incorporation. On February 8, 2000, the board of directors approved a one for five reverse stock split of the Company's $0.001 par value common stock. All share and per share amounts have been restated to reflect this reverse stock split for all periods presented.

Common Stock

In connection with the recapitalization on June 1, 1998, the Company received contributions from NuOasis of $10,000,000 of notes receivable from Resorts and $657,000 in marketable securities. Immediately thereafter, in order to meet the lease deposit requirements of the Le Palace Hotel, the Company received 200,000 shares of the Company's common stock held by NuOasis, valued at $1 million, in exchange for a reduction of $1 million in notes receivable from Resorts. See
Note 3 and below for further discussion.

As discussed in Note 3, the Company acquired certain assets and liabilities from CPL which were part of the control group, and included in the assets and liabilities, as well as the operations of the net assets acquired for all periods presented (see basis of presentation). Accordingly, the $13 million in notes issued to CPL for such assets, is treated as a constructive dividend in the accompanying consolidated statement of stockholders' equity (deficit) for the year ended June 30, 1998.

As part of the restructuring on July 1, 1998 (Note 3), the Company exchanged certain shares held by the Company in CPRC with CPL for cancellation of $13 million in notes payable due CPL and transfer of $3 million in notes receivable from Resorts held by the Company. Since the companies are under common control, the net effect of this transaction was to capitalize the Company by $13 million as reflected in the accompanying consolidated statements of stockholders' equity (deficit) for the year ended June 30, 1999.

On July 1, 1998, the Company also transferred certain shares in CPRC for cancellation of $1.5 million in notes payable to NuOasis. The reduction of such obligation with NuOasis is treated as an effective contribution of capital in the accompanying consolidated statements of stockholders' equity (deficit) for the year ended June 30, 1999.

As discussed in Note 1, the Company's reverse acquisition caused the 1,563,450 shares of common stock held by NuOasis on October 19, 1998, to be reflected as outstanding on July 1, 1997, with the 1,627,255 shares held by the Oasis shareholders reflected as consideration. NuOasis shareholders were issued 1,363,450 share of the Company's common stock in connection with the reverse acquisition (Note 1) and 200,000 shares issued in the exchange for 3,250,000 shares of Resorts (Note 10). The shares were valued by the board of directors of the Company at $5.00 per share or $8.1 million, based on the market price of the Company's common stock subsequent to the close of the transaction.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)


On November 15, 1999, the Company issued 8,111,240 share of the Company's common stock in satisfaction of Notes payable to NuOasis valued at $7,000,000 and warrants to purchase 7,200,000 at $30.00 per share.

Common Stock Purchase Warrants

Prior to October 19, 1998, the Company issued options to purchase 200,000 shares at $0.50 per share and options to purchase 70,000 shares at $30.00 per share outstanding and exercisable. Such options and warrants expire from July 1, 2001 to July 1, 2003. On October 19, 1998, the Company issued warrants to purchase 7,200,000 shares at $30.00 per share. On November 15, 1999, the Company canceled such warrants to purchase 7,200,000 shares of common stock as part of the extinguishment of Notes payable to NuOasis (Note 1).

Notes Receivable From Resorts

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

10 - Related Party Transactions

On May 30, 1998, the Company issued 200,000 shares of its common stock in exchange for 3,250,000 shares of Resorts, classified as marketable securities. The fair value of the NuOasis shares of common stock were valued at $350,000, based on the closing bid price of such shares at the date of issuance. The effects of this transaction were reflected prior to the reverse merger on October 19, 1998.

On May 30, 1998, the Company granted NuOasis an option to purchase up to 50,000 shares of its common stock at $.50 per share. The term of the option is through July 1, 2001, and allows the holder to adjust the number of options to an amount that allows NuOasis to maintain the greater of its percentage ownership in the Company or 19.5%. The shares under option were increased to 200,000 shares as a result of this anti- dilution provision of this agreement. In addition, the Company approved the appointment of a director to the Company's board of directors. Using the Black-Scholes model, the Company valued these warrants at $4.56 per share, or $910,000 and were charged to operations prior to the acquisition of Oasis on October 19, 1998, and not to the operations herein.

Advisory Agreement

On July 18, 1998, the Company entered into an advisory agreement with NuVen through April 1, 1999. In connection therewith, the Company issued warrants to purchase 70,000 shares of common stock at $30.00 per share. The estimated fair value of these warrants using the Black-Scholes model was determined to be $3.25 per share or approximately $227,500 of which approximately $130,000 was charged to operations from the acquisition of Oasis on October 19, 1998 to June 30, 1999. The options expire on July 1, 2001. No other remuneration was granted to NuVen in connection with this advisory agreement.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
             Notes to Consolidated Financial Statements (continued)

Director Compensation

Two directors of the Company have entered into agreements which expired September 30, 1999, but have continued on a month-to-month basis since that date, which provide for payments of $3,000 per month. No payments have been made. Included in accounts payable are amounts due such directors of $72,000 at June 30, 1999.

See Notes 1, 3, 8, and 9 for additional related party transactions.