Form 10QSB/A
period 1999-09-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-04-27
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999                Commission File No. 0-9476



                        OASIS RESORTS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

            Nevada                         _____         48-0680109____
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)



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

        Common Stock $.001 par; 11,301,945 shares as of February 29, 2000

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX


                                                                           Page

                                     PART I


Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1999 (unaudited)....2

          Consolidated Statements of Operations for the Three
            Months Ended September 30, 1999 and 1998 (unaudited).............3

          Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 1999 and 1998 (unaudited).............4

          Notes to Consolidated Financial Statements ........................5


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................6


                                     PART II

Item 1.   Legal Proceedings..................................................8

Item 2.   Changes In Securities..............................................8

Item 3.   Defaults Upon Senior Securities....................................8

Item 4.   Submission Of Matters To A Vote Of Security Holders................8

Item 5.   Other Information..................................................8

Item 6.   Exhibits And Reports On Form 8-K...................................8

          Signatures.........................................................9

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                  $        45,236
Accounts receivable, net                                           442,813
Inventory                                                          171,785
Marketable securities                                              345,000
Receivable from NuOasis                                            264,000
Other current assets                                                84,729

   Total current assets                                          1,353,563

Property and equipment, net                                        251,834
Receivable from Lessor                                           1,283,858
Lease deposit                                                      687,000
Land held for development                                        3,700,000
Investment, at cost                                              2,000,000
Other                                                              598,389
   Total assets                                            $     9,874,644
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $     1,791,537
Due Lessor                                                       3,897,146
Accrued liabilities                                                225,526
Current portion of notes payable                                   601,223
   Total current liabilities                                     6,515,432
Notes payable, net of current portion                            3,348,777
Fair value of notes payable to NuOasis                           7,000,000
   Total liabilities                                            16,864,209
Commitments and contingencies
Stockholders' deficit:
 Preferred stock, par value $0.001; 25,000,000 shares
    authorized, no shares issued and outstanding                         -
  Common stock, par value $0.001; 75,000,000 shares
    authorized, 3,190,705 shares issued and outstanding              3,190
  Additional paid-in capital                                    23,462,668
  Accumulated deficit                                          (24,221,499)
  Accumulated other comprehensive loss                            (233,924)
  Notes receivable from Resorts                                 (6,000,000)
   Total stockholders' deficit                                  (6,989,565)
  Total liabilities and stockholders' deficit              $     9,874,644

   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                             Condensed Consolidated
                            Statements of Operations
                             for Three Months Ended
                     September 30, 1999 and 1998 (Unaudited)

                                               Three Months Ended September 30,
                                                    1999             1998
                                                 (Unaudited)      (Unaudited)
Revenues                                         $ 2,008,000     $ 1,839,100
Cost of  revenues                                  1,728,000     _ 1,626,700
Gross profit                                         280,000     _   212,400
Selling, general and administrative expenses         325,000     _   347,400
Net Loss                                         $   (45,000)    $  (135,000)
Basic and diluted net loss per common share      $      (.01)    $      (.09)
Weighted average number of common shares
   included in basic and dilutive  per share       3,190,705       1,563,450




























   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 1999 and 1998 (Unaudited)

                                                                          Three Months
                                                                       Ended September 30,
                                                                       _1999      _ 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (45,000) $ (135,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                          2,445           -
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                               (166,708)     11,535
     Inventory                                                           (1,659)     (1,878)
     Other assets                                                             -      25,808
     Accounts payable                                                    (9,541)   (688,521)
     Accrued expenses                                                  (285,999)   (244,317)
     Due Lessor                                                         500,000     391,970
Net cash provided by (used in) operating activities                  _   (6,462)   (640,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                                      -     (62,000)
Net cash used by investing activities                                         -     (62,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances (repayments) from NuOasis                                           -     689,796
Net cash used by financing activities                                         -     689,796
Net increase (decrease) in cash                                      _   (6,462)    (12,607)
Cash and cash equivalents, beginning of period                           51,698     104,454
Cash and cash equivalents, end of period                             $   45,236  $   91,847
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                          $        -  $        -








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

On October 19, 1998, the Company reincorporated in Nevada and changed its name from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. The Company then entered into an exchange agreement with NuOasis International, Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts, Inc. ("Resorts") to acquire NuOasis's 75% interest in Cleopatra Palace Resorts and Casinos Ltd. ("CPRC"). CPRC had previously acquired all of the equity interest owned by NuOasis in Cleopatra Cap Gammarth, Limited ("CCGL") which operates the casino Cleopatra Cap Gammarth, a right to reacquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino, and Cleopatra's World, Inc. ("CWI") which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia. Cleopatra Palace Ltd. ("CPL") is a predecessor company to CPRC, an entity controlled by NuOasis, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

In connection with the acquisition of CPRC, the Company issued 1,363,450 shares of common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis in exchange for certain assets in NuOasis. At the time of the transaction, Oasis had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the enterprise value of Oasis at the date of the reverse acquisition of approximately $16.6 million, the Company valued the debt at $7 million. On November 15, 1999, management of Oasis agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of 8,111,240 shares of common stock, such that the NuOasis shareholders control approximately 86% of the Company's issued and outstanding common stock.

Note 2 - Basis of Presentation and Principles of Accounting

Basis of Presentation

This acquisition of NuOasis interests by the Company on October 19, 1998 is accounted for as a reverse acquisition, whereby NuOasis is the acquirer, since the operations of NuOasis are more significant than Oasis and NuOasis acquired a controlling interest in the Company on November 15, 1999. Accordingly, the accompanying consolidated financial statements include the historical assets and liabilities, and the historical operations of NuOasis interests acquired for all periods presented.

The assets of Oasis are deemed to have been acquired in the reverse acquisition. Accordingly, the assets and liabilities are recorded at fair value at the date of acquisition.

Going Concern Considerations

The Company has recurring losses from operations, and at September, 30, 1999, the Company has a working capital deficit of $5 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for 1999 rents unpaid by the Company. At September 30, 1999, the Company owed approximately $3.9 million under the lease agreement.

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

Stock Splits

All per share amounts are reported, as adjusted, after the one for 100 reverse stock split approved on April 8, 1998 and one for five reverse stock splits approved on February 8, 2000.

Unaudited Interim Financial Statements

The interim financial data as of September 30, 1999, and for the three months ended September 30, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of September 30, 1999, and the results of its operations and cash flows for the three months ended September 30, 1999 and 1998.

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

As of September 30, 1999, the Company had a working capital deficit of $5.1 million, which is approximately $500,000 greater than the deficit at June 30, 1999. The Company has currently been accruing the rent due on the Le Palace Hotel & Casino and the resulting cash from operations has been funding its cash needs.

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


Item 2.       Changes In Securities

     On November 15, 1999, Oasis canceled 7,200,000 warrants and issued 8,111,240 shares of common stock to NuOasis.


Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission Of Matters To A Vote Of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits And Reports On Form 8-K

           (a)  Exhibits:
                Exhibit Number                  Description of Exhibit

                27                              Financial Data Schedule

           (b)  Reports on Form 8-K:

                None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, th Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               OASIS RESORTS INTERNATIONAL INC.
                               (formerly, Flexweight Corporation)


Dated:   April 26, 2000        By: /s/  Walter Sanders
                                        Mr. Walter Sanders,
                                        President and Director



Dated:  April 26, 2000         By: /s/  Jon L. Lawver
                                        Mr. Jon L. Lawver,
                                        Principal Accounting Officer & Director