Form 10QSB/A
period 1999-12-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-04-27
CIK 316128

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

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.    Financial Statements

           Consolidated Balance Sheet as of December 31, 1999 (unaudited).... 2

           Consolidated Statements of Operations for the Three and
             Six Months Ended December 31, 1999 and 1998 (unaudited)......... 3

           Consolidated Statements of Cash Flows for the Six Months Ended
             December 31, 1999 and 1998 (unaudited).......................... 4

           Notes to Consolidated Financial Statements ....................... 5


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 6


                                     PART II

Item 1.    Legal Proceedings................................................. 8

Item 2.    Changes In Securities............................................. 8

Item 3.    Defaults Upon Senior Securities................................... 8

Item 4.    Submission Of Matters To A Vote Of Security Holders............... 8

Item 5.    Other Information................................................. 8

Item 6.    Exhibits And Reports On Form 8-K.................................. 8

           Signatures........................................................ 9

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                December 31,1999
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                     $      41,003
Accounts receivable, net                                            512,075
Inventory                                                           173,444
Marketable securities                                               345,000
Receivable from NuOasis                                             264,000
Other current assets                                                 84,729

   Total current assets                                           1,420,251

Property and equipment, net                                         251,945
Receivable from Lessor                                            1,383,858
Lease deposit                                                       687,000
Land held for development                                         3,700,000
Investment, at cost                                               2,000,000
Other                                                               598,389
   Total assets                                               $  10,041,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $   1,452,384
Due Lessor                                                        4,397,146
Accrued liabilities                                                 345,478
Current portion of notes payable                                    601,223
   Total current liabilities                                      6,796,231
Notes payable, net of current portion                             3,348,777
   Total liabilities                                             10,145,008
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001; 25,000,000 shares
    authorized, no shares issued and outstanding                          -
Common stock, par value $0.001; 75,000,000 shares
    authorized, 11,301,945 shares issued and outstanding             11,302
Additional paid-in capital                                       30,454,556
Accumulated deficit                                             (24,335,499)
Accumulated other comprehensive loss                               (233,924)
Notes receivable from Resorts                                    (6,000,000)
   Total stockholders' deficit                                     (103,565)
   Total liabilities and stockholders' deficit                $  10,041,443

   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                     December 31, 1999 and 1998 (Unaudited)

                                          Three Months Ended         Six Months Ended,
                                              December 31,              December 31,
                                            1999       1998          1999           1998
Revenues                                $1,476,000  $  981,000   $ 3,484,000     $2,820,000
Cost of revenues                         1,309,000   1,294,000     3,037,000      2,920,600
Gross profit                               167,000    (313,000)      447,000       (100,600)
Selling, general and administrative
  expenses                                 281,000     166,000       606,000        513,400
Net loss                                $ (114,000) $ (479,000)  $  (159,000)    $ (614,000)
Basic and diluted net loss per common
  share                                 $     (.02) $     (.15)  $      (.03)    $     (.26)
Weighted average common shares
    included in basic and fully diluted
    shares outstanding                   7,336,450   3,190,705      5,263,577     2,377,077














   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1999 and 1998 (Unaudited)


                                                                         Six Months
                                                                      Ended December 31,
                                                                      1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (159,000)    $ (614,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                       4,889              -
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                            (338,525)        23,070
     Inventory                                                        (3,318)        (3,756)
     Other assets                                                          -        (67,872)
     Accounts payable                                               (348,694)       145,717
     Accrued expenses                                               (166,047)      (382,646)
     Due Lessor                                                    1,000,000        783,940
Net cash provided by operating activities                            (10,695)      (115,547)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                                   -       (124,000)
Net cash used by investing activities                                      -       (124,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances (repayments) from NuOasis                                        -        214,328
Net cash used by financing activities                                      -        214,328
Net increase (decrease) in cash                                      (10,695)    _  (25,219)
Cash and cash equivalents, beginning of period                        51,698        104,454
Cash and cash equivalents, end of period                          $   41,003     $   79,235
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                       $        -     $        -








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

Going Concern Considerations

The Company has recurring losses from operations, and at December 31, 1999, the Company has a working capital deficit of $5 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for 1999 rents unpaid by the Company. At December 31, 1999, the Company owed approximately $4.4 million under the lease agreement.

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


Unaudited Interim Financial Statements

The interim financial data as of December 31, 1999, and for the three months and six months ended December 31, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of December 31, 1999, and the results of its operations and cash flows for the three months and six months ended December 31, 1999 and 1998.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

     The historical financial information presented has been adjusted to give effect to the reverse merger as described in Note 1 to the financial statements.

Going Concern

     The Company's working capital resources during the period ended December 31, 1999 were provided by utilizing the cash on hand at June 30, 1999 and from the operations of the Le Palace Hotel & Casino. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize it's common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

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

     Total cost of revenues were $1.3 million in the current quarter compared to $1.3 million in the fiscal 1999 second quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs decreased $115,000.

                      Six Months Ended December 31, 1999
                Compared to Six Months Ended December 31, 1998

     Revenues for the first six months of fiscal 2000 were $3.5 million which is $.6 million greater than the first six months of fiscal 1999. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia.

     Total cost of revenues were $3.0 million in the current six months compared to $2.9 million in the first six months of fiscal 1999. The increase is due to additional rent being accrued in the financial statements. Selling, general and administrative costs increased $93,000.

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

                               OASIS RESORTS INTERNATIONAL INC.
                               (formerly, Flexweight Corporation)


Dated:   April 26, 2000        By:   /s/ Walter Sanders
                                         Walter Sanders
                                         President and Director



Dated:   April 26, 2000        By:   /s/ Jon L. Lawver
                                         Jon L. Lawver,
                                         Principal Accounting Officer & Director