Form 10QSB
period 2000-03-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-05-15
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                      Commission File No. 0-9476



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

         Common Stock $.001 par; 11,861,215 shares as of May 8, 2000

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                           Page

                                     PART I


Item 1.   Financial Statements

          Consolidated Balance Sheet as of March 31, 2000 (unaudited)....... 2

          Consolidated Statements of Operations and Comprehensive
               Loss for the Three and Nine Months
               Ended March 31, 2000 and 1999 (unaudited).................... 3

          Consolidated Statements of Cash Flows for the Nine Months Ended
               March 31, 2000 and 1999 (unaudited).......................... 4

          Notes to Consolidated Financial Statements ....................... 5


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 6


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

Item 3.   Defaults Upon Senior Securities................................... 8

Item 4.   Submission Of Matters To A Vote Of Security Holders............... 8

Item 5.   Other Information................................................. 8

Item 6.   Exhibits And Reports On Form 8-K.................................. 8

          Signatures........................................................ 10

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                     $       30,983
Accounts receivable, net                                             712,075
Inventory                                                            173,444
Marketable securities                                                210,000
Receivable from NuOasis                                              463,000
Other current assets                                                  84,729

   Total current assets                                            1,674,231

Property and equipment, net                                          249,500
Receivable from Lessor                                             1,583,858
Lease deposit                                                      2,887,000
Land held for development                                          3,700,000
Investment, at cost                                                2,000,000
Other                                                                598,389
   Total assets                                               $   12,692,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $    1,463,939
Due Lessor                                                         4,897,146
Accrued liabilities                                                  482,534
Current portion of notes payable                                     601,223
   Total current liabilities                                       7,444,842
Notes payable, net of current portion                              3,348,777
   Total liabilities                                              10,793,619
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $0.001; 25,000,000 shares
    authorized, no shares issued and outstanding                           -
  Common stock, par value $0.001; 75,000,000 shares
    authorized, 11,861,215 shares issued and outstanding              11,861
  Additional paid-in capital                                      32,688,921
  Accumulated deficit                                            (24,630,499)
  Accumulated other comprehensive loss                              (170,924)
  Notes receivable from Resorts                                   (6,000,000)

   Total stockholders' equity                                      1,899,359

  Total liabilities and stockholders' equity                  $   12,692,978


   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                        (Formerly Flexweight Corporation)
            Condensed Statements of Operations and Comprehensive Loss
                       For the Three and Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)


                                              Three Months Ended          Nine Months Ended,
                                                   March 31,                   March 31,
                                              2000          1999            2000         1999
Revenues                                 $ 1,298,000    $   914,000   $ 4,782,000    $ 3,734,100
Cost of revenues                           1,289,000      1,188,000     4,326,000      4,108,700
Gross profit                                   9,000       (274,000)      456,000       (374,600)
Selling, general and administrative
  expenses                                   305,000        159,000       911,000        672,400
Gain on sale of marketable equity
  securities                                   1,000              -         1,000              -
Net loss                                    (295,000)      (433,000)     (454,000)    (1,047,000)
Other comprehensive income (loss):
   Unrealized gain on marketable
securities                                    63,000              -        63,000              -
Comprehensive loss                       $  (232,000)   $  (433,000)  $  (391,000)  $  1,047,000)
Basic and diluted net loss per common
  share                                  $      (.03)   $      (.14)  $      (.06)  $        .09)
Weighted average common shares
    included in basic and fully diluted
    shares outstanding                   $11,581,580    $ 3,190,705   $ 7,369,578   $  2,648,287














   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)

                                                                         Nine Months
                                                                        Ended March 31,
                                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (454,000)   $ (1,047,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                       7,334               -
   Common stock issued for services rendered                          34,924               -
   Gain on sale of marketable securities                              (1,000)              -
   Increases (decreases) in changes in assets and liabilities:
     Accounts receivable                                            (738,525)         34,605
     Inventory                                                        (3,318)         (5,634)
     Other assets                                                          -          (2,232)
     Accounts payable                                               (337,139)        141,536
     Accrued expenses                                                (28,991)       (365,564)
     Due Lessor                                                    1,500,000       1,175,910
Net cash provided by operating activities                            (20,715)        237,777
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                                   -        (186,000)
Net cash used by investing activities                                      -        (186,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due from NuOasis                                              -               -
Net cash used by financing activities                                      -               -
Net increase (decrease) in cash                                      (20,715)        (37,829)
Cash and cash equivalents, beginning of period                        51,698         104,454
Cash and cash equivalents, end of period                         $    30,983    $     66,625
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                                      $         -    $          -







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

Going Concern Considerations

The Company has recurring losses from operations, and at March 31, 2000, the Company has a working capital deficit of $5.8 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for 1999 rents unpaid by the Company. At March 31, 2000, the Company owed approximately $4.9 million under the lease agreement.

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


Unaudited Interim Financial Statements

The interim financial data as of March 31, 2000, and for the three months and nine months ended March 31, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three months and nine months ended March 31, 2000 and 1999.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

   The historical financial information presented has been adjusted to give effect to the reverse merger as described in Note 1 to the financial statements.

Going Concern

   The Company's working capital resources during the period ended March 31, 2000 were provided by utilizing the cash on hand at June 30, 1999 and from the operations of the Le Palace Hotel & Casino. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize it's common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
   Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

   Revenues for the third quarter of fiscal 2000 were $1.3 million which was $.4 million greater than the revenues of the fiscal 1999 third quarter. These increase in revenues were entirely due to the operations of the Le Palace Hotel Tunisia. Although revenues have increased, to date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

   Total cost of revenues were $1.3 million in the current quarter compared to $1.2 million in the fiscal 1999 third quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $146,000.

   Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

   Revenues for the first nine months of fiscal 2000 were $4.8 million which is $1.0 million greater than the first nine months of fiscal 1999. These revenues were entirely due to the operations of the Le Palace Hotel Tunisia.

   Total cost of revenues were $4.3 million in the current nine months compared to $4.1 million in the first nine months of fiscal 1999. The increase is due to additional rent being accrued in the financial statements. Selling, general and administrative costs increased $239,000.

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

   As of March 31, 2000, the Company had a working capital deficit of $5.8 million, which approximates the deficit at June 30, 1999. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

   The Company had a cash balance of approximately $31,000 at March 31, 2000. The limited cash balance is a direct result of the Company having limited operations during the quarters.

   The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

   Additionally, as of March 31, 2000, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.


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

                                        OASIS RESORTS INTERNATIONAL INC.
                                        (formerly, Flexweight Corporation)


Dated:   May 12, 2000                   By:   /s/ Walter Sanders
                                                  Walter Sanders
                                                  President and Director



Dated:   May 12, 2000                   By:   /s/ Jon L. Lawver
                                                  Jon L. Lawver,
                                                  Principal Accounting Officer
                                                  and Director