Form 10KSB
period 1998-08-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-07-26
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 1998        Commission file number   0-9476

                        OASIS RESORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                    48-0680109
(State of other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

   3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada             89103
                  (Address of Principal Executive Offices)            (Zip Code)

               Registrant's telephone number, including area code:
                                 (702) 892-3742
                                  ____________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

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

     The Registrant's had no revenues for the fiscal year ended August 31, 1998.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2000 was approximately $4,700,000

            Class                                Outstanding at June 30, 2000
 Common Stock, $.001 par value                          11,861,215 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page



Item 1.  Description of Business.............................................  1

Item 2.  Description of Property.............................................  6

Item 3.  Legal Proceedings...................................................  7

Item 4.  Submission of Matters to a Vote of Security-Holders.................  7

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............  8

Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................  9

Item 7.  Financial Statements................................................ 11

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................. 11

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................ 12

Item 10. Executive Compensation.............................................. 14

Item 11. Security Ownership of Certain Beneficial Owners and Management...... 15

Item 12. Certain Relationships and Related Transactions...................... 16

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.................................... 16

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

     Following the change of control in fiscal 1996 and the adoption of a new business plan and growth strategy in May, 1998, the Company acquired 100% interest of Oasis Hotel, Resort & Casino - III, Inc. ("Oasis III"), which owned and was in the process of developing a destination resort hotel and casino gaming property in Oasis, Nevada (the "Oasis III Property"). In October 1998, the Company acquired the transaction certain operational and development-stage international hotel and gaming assets of NuOasis International Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts Inc. ("Resorts"). The transaction was accounted for as a reverse merger, thus making NuOasis the Company's largest single shareholder. Through the acquisition of assets from NuOasis International, Inc., the Company now develops, owns interests in, leases, manages and operates themed hotels, gaming casinos and related operations worldwide.

(a)      Description of Business

     This Annual Report is limited to discussion of the operations in fiscal 1997 and 1998, and since the inception of the operations of Oasis III. Refer to the Company's 1999 Annual Report on Form 10-KSB/A for discussions of the operations of the assets acquired from NuOasis on October 19, 1998. The Company's business interests are comprised of casino gaming and hotel management, and to a limited extent, real estate acquisition and development. The casino gaming and resort hotels, operated and planned for development by the Company and its subsidiaries, are presently located in the Mediterranean and the United States, and are Las Vegas-style facilities. Some of the Company's casino facilities are, or will be, associated with Company-managed hotel properties.

     The Company's strategy is to acquire existing hotel and casino facilities, or obtain management contracts, with a view to re-branding the facilities as "Cleopatra" or "Oasis Resorts"-themed properties. The Company's focus and target markets are growth-stage vacation markets in the Mediterranean, Caribbean, South Pacific (including certain Asian markets and Pacific Rim islands) and the United States. The Company also intends to develop "sportsbook" and Internet-based gaming activities where possible.

     In addition to its present activities and interests in Tunisia, North Africa and the United States, the Company is evaluating casino and hotel projects located in Spain, Morocco, and South Korea which it hopes to acquire outright or on which it intends to obtain management rights.

         (1)   Gaming and Hotel Management Activities

                    Domestic Gaming and Hotel Facilities

              As a result of the merger in May 1998 of Flex Holdings Inc. ("Flex"), a newly-formed subsidiary of the Company, into Oasis III, the Company acquired the Oasis III Property, a 20-acre interest in partially-developed land located in Oasis, Nevada together with an option to acquire an additional 30 acres adjacent to the 20-acre parcel. The Oasis III Property presently contains a 6-unit motel, and an eight-pump truck stop, a cafe and mini-market store which has been substantially inoperative during the past three years. The Oasis III Property was subdivided from an 1100-acre parcel originally purchased in December, 1995 by Oasis III from Oasis International Hotel & Casinos Inc. ("OHIC"), which was at the time of the transaction, and continues to be, a shareholder of the Company.

              The Company intends to develop the Oasis III Property as a 500-room resort hotel with a 30,000 square-foot Las Vegas style gaming casino with 38 gaming tables, Keno, Sportsbook, and 1,000 slot machines, together with an entertainment complex with movie theaters, outdoor rodeo facilities, and bowling alley. The Company is currently seeking capital to develop this property; however, to date, the Company has been unsuccessful.

                    International Gaming and Hotel Activities

              Through the subsequent acquisition of CPRC in fiscal 1999, the Company intends to develop and expand its casino gaming and resort hotel activities outside of the United States. The Company believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic market because of the "emerging market" status of many of the host countries. The Company's goal is to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected growth. Prior to and following its acquisition of CPRC, the Company has been soliciting and evaluating prospects in certain resort hotel and casino gaming markets in Asia, North Africa, South America, the Caribbean, and the South Pacific.

              CPRC's predecessor, Cleopatra Palace Limited ("CPL"), developed the concept of resort hotels and Las Vegas style gaming casinos designed along the theme "Cleopatra Palace", in 1993.

              In October 1994, CPL became the lessee of a 200,000 square foot casino and Las Vegas- style showroom (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract (the "Gammarth Casino Lease") with Societe Animation Loisers Touristique ("SALT"). The Cap Gammarth Casino is part of a large resort development located in Tunisia, North Africa, in the town of Gammarth, approximately 6 miles north of the city of Tunis, the country's capital. In conjunction with this casino, an affiliate of SALT, Societe Touristique Tunisie Golfe ("STTG"), partially constructed a five-star hotel (the "Le Palace Hotel"), is currently attempting to complete construction on an adjacent health and sports center, a beach club, a 54-unit shopping mall and 250 apartments, all located within walking distance to the Cap Gammarth Casino (collectively, the "Gammarth Resort"). The Gammarth Casino Lease was subsequently assigned by CPL to CCGL.

              After a long history of missed completion dates set by STTG, CWI opened the Le Palace Hotel in October 1996 with only 100 of 350 total rooms ready for occupancy, and without any of the other resort facilities. Through internally operated cash flow and working capital provided by NuOasis, CWI completed the Le Palace Hotel and marketed the facility since its opening. And, while the balance of the resort remained unfinished, the Le Palace Hotel has been actively managed and marketed by CWI with steadily increasing annual room rental rates and revenues; however, the reputation of the hotel is not what is expected by management for a five-star Hotel due to such delays as completing the Hotel by STTG.

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

         (2)      Real Estate Activities

              The Company did not have any real estate operations during fiscal 1997 or fiscal 1998.

(b)      Marketing

         (1)   Gaming and Hotel Management

                    Domestic Gaming

              The Company did not have any domestic gaming activities in fiscal 1997 and fiscal 1998 and did not utilize or rely upon any marketing for domestic gaming activities in fiscal 1997 and 1998.

                    International Casino Gaming and Hotel Management

              The Company did not have any international casino gaming and hotel management activities in fiscal 1997 and fiscal 1998 and did not utilize or rely upon any marketing for domestic gaming activities in fiscal 1997 and 1998.

(c)      Raw Materials

              The Company's casino gaming and hotel management, and its related real estate acquisition and development activities, are not manufacturing-based businesses and, therefore, do not rely on raw materials.

(d)      Patents, Trademarks and Licenses

              The Company's proposed gaming activities do not require patents or trademarks, and the Company does not intend to rely on patents or trademarks. The operations of the proposed gaming casinos and resort hotel properties will depend on and be subject to gaming licenses and permits from their respective jurisdictions.

(e)      Seasonality

              The Company's domestic gaming activities were non-operational in fiscal 1997 and fiscal 1998. The Company's international casino gaming and hotel management activities acquired after the year ended August 31, 1998 are subject to seasonality.

(f)      Customer Dependence

              The Company's domestic gaming activities were in the development stage during fiscal 1997 and fiscal 1998; its international casino gaming and hotel management activities were acquired after the year ended August 31, 1998.

(g)      Backlog of Orders

              The Company's domestic gaming, international gaming and hotel management, and real estate subsidiaries were not subject to the type of business activities which would give rise to "orders".

(h)      Government Contracts

              None of the Company's industry segment activities involved government contracts in fiscal 1997 or fiscal 1998.

(i)      Competition

         Gaming and Hotel Management Activities

                  Domestic Gaming

              The Company did not have any domestic gaming activities in fiscal 1997 or fiscal 1998 and, therefore, was not subject to competition.

                  International Gaming and Hotel Management Activities

              The Company did not have any international gaming and hotel management activities in fiscal 1997 or fiscal 1998 and, therefore, was not subject to competition.

         (1)      Real Estate Activities

              Real estate investments through August 31, 1998 consisted solely of the Oasis III Property, which was undeveloped at the close of fiscal 1998 and, therefore, competition as it relates to real estate activities is not applicable.

(j)      Research and Development

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

(k)      Government Regulation

         (1)      Gaming and Hotel Management Activities

                           Domestic Gaming

              The Company did not have any domestic gaming activities during fiscal 1997 or fiscal 1998 and, therefore, was not subject to government regulation.

                           International Casino Gaming and Hotel Management
                                Activities

              The Company did not have any international casino gaming and hotel management activities during fiscal 1997 or fiscal 1998 and, therefore, was not subject to government regulation.

         (2)      Real Estate Activities

              The Company did not have any real estate development activities in fiscal 1997 or fiscal 1998 and, therefore, was not subject to government regulation.

(l)      Compliance With Environmental Laws

              Compliance with United States federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has no material effect on the capital expenditures, earnings and competitive position and operations of the Company's casino gaming and hotel management activities.

(m)      Employees

              There were two (2) corporate officers of the Company who rendered services during fiscal 1998 and fiscal 1997.

(n)      Forward Looking Statements

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

              Additionally, all statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. In addition to being forward- looking in nature, these statements involve a number of risks and uncertainties. Generally, the words "anticipates", "believes", "estimates", "expects", and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2.     DESCRIPTION OF PROPERTY.

(a)      Corporate Headquarters

              The Company currently leases space and maintains its executive office at 3753 Howard Hughes Parkway, Las Vegas, Nevada. From May 1998 to December 31, 1998, the Company was provided office space at the office of its President in Wendover, Nevada. In fiscal 1997 and fiscal 1998 up to May 1998, the Company was provided office space in Sandy, Utah at the office of a former officer.

(b)      Gaming and Hotel Management Facilities

                  Domestic Gaming

              At the close of fiscal 1998, the Company did not own any domestic real property interests related to its proposed hotel and casino gaming activities, nor did it have any domestic casinos or hotel management activities subject to lease obligations.

                  International Gaming and Hotel Management Facilities

              At the close of fiscal 1998, the Company did not own any international real property interests related to its pending acquisition of international gaming and hotel and casino gaming facilities nor did it have any international gaming and hotel management facilities subject to lease obligations.

(c)      Real Estate Activities

     The Company did not have any domestic real estate operations at the close of fiscal 1997 or fiscal 1998.

ITEM 3.     LEGAL PROCEEDINGS.

     In an attempt to prepare the Company for a successful merger or acquisition with another business entity, the Company agreed to settle its debt obligation to Barton County, Kansas. The original amount of debt claimed by Barton County against the Company is $223,255. Such debt was incurred by the Company during 1985 and 1986 and is related to personal property tax liabilities. On November 26, 1997, the Company executed a Settlement Agreement with Barton County, Kansas pursuant to which the Company was obligated to pay $12,500 to Barton County within 90 days of the date of the Agreement. Barton County received such payment from the Company, and the County released any and all liens held against the Company.

     CWI, is currently in arbitration with STTG, the developer/owner of the Gammarth Resort over the amount of rent due for the LePalace Hotel since its opening. An initial judgement was granted; however, the parties by mutual agreement are continuing the matter.

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

     On October 19, 1998, there was a special meeting of the Company's shareholders (the "Fiscal 99 Meeting") at which the Company's shareholders approved an Agreement of Merger with Oasis Resorts International, Inc., a Nevada corporation ("Oasis") to implement a reincorporation of the company known as Flexweight Corporation in the state of Nevada. Oasis was incorporated by the company known as Flexweight Corporation specifically for the purpose of implementing the reincorporation. Oasis had no assets or liabilities. As a result of the reincorporation, the name of the Company was changed to Oasis Resorts International, Inc. and all the assets and liabilities of the company known as Flexweight Corporation became the assets and liabilities of Oasis, and each share of $.10 par value common stock was exchanged for one (1) share of $.001 par value common stock in Oasis. The Company also increased the authorized shares to 75,000,000.

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

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)       Market Information

     Through November 1998, the Company's common stock was traded through the NASDAQ Over- the-Counter Electronic Bulletin Board system under the symbol "FXWA". From late May 1998 to March 2000, the Company's shares have traded on the NASDAQ Electronic Bulletin Board system under the symbol "OAIS". In March 2000, as a result of the Company failing to be in compliance with respect to the disclosure requirements of the Exchange Act, the NASD delisted the Company's common stock and ceased trading on the Bulletin Board. The Company intends to take the steps necessary to resume trading after it becomes current with its Exchange Act filing requirements. On March 3, 2000, the Company's symbol was changed to "OAII".

     The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                Bid Price of Common Stock
     Fiscal 1998                               High (1)            Low (1)
Quarter ended 08/31/98                         $36.25              $18.20
Quarter ended 05/31/98                         $  .05              $  .05
Quarter ended 02/28/98                         $  .05              $  .05
Quarter ended 11/30/97                         $  .05              $  .05

     Fiscal 1997                               High (1)            Low (1)
Quarter ended 08/31/97                         $ .05               $ .05
Quarter ended 05/31/97                         $ .05               $ .05
Quarter ended 02/28/97                         $ .05               $ .05
Quarter ended 11/30/97                         $ .05               $ .05

_____________
(1) Amounts have been adjusted to give retroactive effect for the one for five reverse stock split in February 2000 and the one for 100 reverse stock split of April 1998.

(b)     Holders

     The Company had approximately 800 holders of record of its single class of equity securities at August 31, 1998. This approximate number of record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name".

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

(b)     Significant Events During the Fiscal Year Ended August 31, 1997 and 1998

     On May 1, 1998, the Company merged with Oasis III, which held assets consisting of 20 acres of partially-developed land in Oasis, Nevada.

In connection with the merger, the Company issued 602,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis III. In addition, the Company issued the shareholders of Oasis III 200,000 shares of its common stock in connection with the real estate agreement dated April 9, 1998. Upon the close of the merger, the shareholders of the Company held 149,916 shares of the Company's common stock and the shareholders of Oasis III held approximately 802,000 shares of the Company's common stock, representing approximately 80% of the issued and outstanding common stock. The accompanying financial statements have been adjusted to reflect a change in basis of accounting. Accordingly, the financial statements reflect the operations of Oasis III for all periods presented and the financial position of Oasis III at historical bases, with the excess liabilities assumed by Flexweight, accounted for as a distribution through the deficit accumulated during the development stage.

(c)      Liquidity and Capital Resources

         (1)     Liquidity

     At August 31, 1998, the Company has a stockholder's deficit of $1.9 million, requires working capital to service its debt and operations, as well as significant capital to fund its resort and casino development. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are to seek financing on acceptable terms; however, management has been unsuccessful to date. No adjustments have been made to the financial statements as a result of this uncertainty.

         (2)     Capital Expenditures

     The Company has no commitments for material capital expenditures; however, the Company's subsidiary, Oasis III, is seeking financing commitments in the aggregate amount of $75 Million to develop its property.

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

         (3)      Cash Flows

     Cash used by operating activities was $120,380 for the year ended August 31, 1998 as compared to cash used by operations of $40,435 for the comparable period last year. Major reconciling adjustments between the net loss of $2,449,114 and the net cash used in operating activities of $120,380 for fiscal 1998 were $24,680 for loss on sale of marketable securities, $2,211,521 of common stock and stock warrants issued for services rendered, and contributed services of $150,000. Prepaid interest increased by $77,467 and accounts payable increased by $20,000. In fiscal 1997, the only adjustment to reconcile the net loss of $190,435 to cash used in operating activities of $40,435 was the value of contributed services of $150,000.

     Cash used by investing activities was $10,883 and $44,331 for the years ended August 31, 1998 and 1997, respectively. During fiscal 1998 the Company purchased equipment for $24,916, and incurred land development costs of $121,139 offset by cash received from marketable securities sold of $135,172. During fiscal 1997 the Company incurred $44,331 of land development costs, primarily interest.

     Cash provided by financing activities was $134,665 and $84,766 for the years ended August 31, 1998 and 1997, respectively, was from capital contributions from shareholders.

(d)      Results of Operations

     Year Ended August 31, 1998 Compared to Year Ended August 31, 1997.

     The Company has not had revenues from operations in either of the last two fiscal years.

     From time to time, the Company issues common stock to effect transactions in the normal course of business. In fiscal 1998, the Oasis issued Common stock and warrants for consulting services with Hudson Consulting, Park Street Investments, NuVen Advisors and others valued at $2,211,521. During fiscal 1998, the Company received consultations in connection with its business plan, market research, funding alternatives, management advisory services, management assistance, accounting, legal and professional, as well as property management services.

     Oasis and affiliates provide administrative, accounting, and legal services, as well as office space. The value of these services is approximately $100,000, annually. In addition, the Company's president provides services at cost below fair value. The value of the president's salary is estimated at approximately $50,000, annually. Such amounts are considered capital contributions.

(e)      Income Taxes

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

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.

     During fiscal 1999, in connection with the restructuring of the Company, the Board of Directors, decided to replace Jones, Jensen & Company as the independent accountants for the Company with the accounting firm of McKennon, Wilson & Morgan, LLP. Jones, Jensen & Company previously issued a report dated November 11, 1997. The report noted that the Company was a development stage company and had no operating capital which raises significant doubt about the ability of the Company to continue as a going concern. Other than the Company's ability to continue as a going concern, the report did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. Such report subsequent to issuance has not been modified by Jones, Jensen & Company. There were no disagreements with Jones, Jensen & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two-year period prior covered by their report and subsequently through June 30, 2000.

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Identification of Directors and Executive Officers.

     The Company, pursuant to its Bylaws is authorized to maintain executive officers as needed, but not less than three (3) and not more than nine (9) members on its Board of Directors. The directors and officers for fiscal 1997 and fiscal 1998 were as follows:


      Name           Age      Position               Period Served as Director
Walter G. Sanders    53   President, Flexweight      May 1, 1998 to present
                          Corporation and Director

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

     Walter G. Sanders. Walter G. Sanders was appointed CEO, President and Director of the Company on May 1, 1998. Mr. Sanders is currently the Mayor of the City of West Wendover, Nevada and the President of Nevlink Enterprises, Inc. a construction company ("Nevlink"). Mr. Sanders' construction experience includes the development of both commercial and residential projects primarily in the western region of the United States. Mr. Sanders, through his role as President of Nevlink, is currently focusing on the development of casinos, hotels, golf courses, housing projects and large public works projects. Mr. Sanders has a wide range of skills in engineering, design and surveying. Mr. Sanders' experience also includes a substantial role in the development of several casinos located in Wendover, Nevada including: Nevada Crossing Hotel and Casino, State Line Hotel and Casino, Peppermill Hotel and Casino and several other casinos.

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

(c)      Identification of Certain Significant Employees and Consultants

     In June 1998, the Company entered into consulting agreements with Mr. Kurtz, doing business as Park Street (the "Park Street Agreement"), as amended. Pursuant to the Park Street Agreement, the Company agreed to pay Mr. Kurtz 126,666 shares of its common stock each month for the term of the subject agreement and further compensate Park Street for the introduction of businesses which are acquired by the Company.

     During fiscal 1998, the Company entered into an Exchange Agreement with NuOasis pursuant to which the Company issued 200,000 shares of its common stock to NuOasis in exchange for 3,250,000 shares of common stock of Resorts owned by NuOasis. As part of the transaction, the Company also granted NuOasis an Option to purchase an additional 50,000 shares of its common stock at $0.50 per share (the "NuOasis Option"). At August 31, 1998, NuOasis had not exercised the NuOasis Option.

     During fiscal 1998, the Company entered into two (2) consulting agreements, one with Hudson Consulting Group Inc. ("Hudson") on July 18, 1998, as amended September 15, 1998 (the "Hudson Agreement") and another with NuVen Advisors Inc. ("NuVen") on July 18, 1998 (the "NuVen Agreement"). Pursuant to the Hudson Agreement and the NuVen Advisors Limited Partnership, successor to Company agreed to pay Hudson certain performance-based fees upon the merger with or acquisition of a business introduced by Hudson, and to pay Hudson 3,000 shares of its common stock each month for the term of the subject agreement. Following the purchase of the assets of NuOasis in October 1998, the Company issued 300,000 shares of its common stock to Hudson as its fee for identifying and assisting in the closing of the transaction. The Hudson Agreement expired on January 1, 1999.

     Pursuant to the NuVen Agreement, the Company agreed to retain NuVen to assist it in identifying and effecting the purchase of business and assets relative to its hotel and gaming business (the "NuVen Agreement"). The NuVen Agreement became effective April 1, 1998 and expired in March 31, 1999 and resulted in the Company issuing 8,000 shares of its common stock for services; NuVen waived its right to expense reimbursement and to receive additional shares of the Company's common stock on the closing of the purchase of the assets of NuOasis. As incentive to execute the NuVen Agreement, the Company granted NuVen the option to purchase 70,000 shares of the Company; common stock at a price of $30.00 per share. At August 31, 1998, NuVen had not exercised the NuVen Option.

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


Name and Principal            Fiscal    Salary   Other Annual      Options
Position                       Year       ($)   Compensation ($)  Granted (#)
Walter Sanders,                1998        -           -              -
 President                     1997        -           -              -
                               1996        -           -              -

Charles Longson                1998        -           -              -
 Secretary and Director        1997        -           -              -
                               1996        -           -              -
(b)      Stock Options

         Not applicable.

(c)      Long-Term Incentive Plans

         Not applicable.

(d)      Compensation of Directors

     The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(e)      Contracts With Executive Officers

         None

(f)      Change of Control

     In fiscal 1998, on May 1, 1998 following the Company's acquisition of Oasis III, Tammy Gehring, Bonnie Jean Tippetts and Cliff Halling resigned from their respective positions as officers and directors of the Company in favor of Mr. Walter Sanders and Mr. Charles Longson. In fiscal 1999, on October 19, 1998, following the purchase of the NuOasis assets, Mr. Jon L. Lawver and Mr. Richard
O. Weed were appointed to hold positions as directors of the Company.

(g)      Report on Repricing of Options

         Not applicable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of May 31, 2000, the most recent practicable date.

$.001 par value      NuOasis Resorts International Inc.          9,674,690             85.6%
Common Stock         43 Elizabeth Avenue, Box N-8680
                     Nassau, Bahamas

(1) Amounts have been adjusted to give retroactive effect to the five for one reverse stock split in February 2000.

     The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of May 31, 2000:

Title
of                   Name and Address                         Amount and Nature of       Percent
Class                of Beneficial Owner                      Beneficial Interest (1)    of Class
$.001 par value      Mr. Walter Sanders                       400,000                      3.6%
Common Stock         P.O. Box 2329
                     West Wendover NV 89883
$.001 par value      All Officers and Directors as a group    400,000                      3.6%
Common Stock

(1) Amounts have been adjusted to give retroactive effect to the one for five reverse stock split in February 2000.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)      Transactions with  Directors and Affiliates.

     There were no transactions or series of similar related transactions during fiscal 1998 or fiscal 1997 that exceeded an aggregate amount of $60,000.

(b)      Indebtedness of Management

     There were no transactions, or series of similar related transactions during fiscal 1998 or fiscal 1997.

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

     Exhibit
     Number       Description

     22.1         Schedule of Subsidiaries of the Company

     27           Financial Data Schedule

(d)      Reports

     (1) In November 1998, the Company filed a Current Report on Form 8-K reporting (a) reincorporation in Nevada, (b) change of name of the Company, (c) increase and change of par value of authorized capital stock, (d) exchange if issued shares and (e) exchange of common stock, warrants and notes of the Company for the assets of NuOasis International, Inc.

     (2) In May 1998, the Company filed a Current Report on Form 8-K reporting that on May 1, 1998, Flexweight Corporation entered into a Reorganization Agreement with FLEX and Oasis-III. Under the Agreement, FLEX merged into Oasis-III and Oasis-III is the surviving entity as a wholly owned subsidiary of the Flexweight. All outstanding shares of Oasis-III will be converted into shares of the Company and there will be no changes in or amendments to the Articles of Incorporation or Bylaws of Oasis-III. The directors and officers of Oasis remained after the merger and they are also replacing the current directors and officers of Flexweight. Walter Sanders, Charles Longson and Richard Capri are Directors of Flexweight and of Oasis and Walter Sanders is President, Richard Capri is Secretary/Treasurer and Sonny Longson is Vice President of each of the two entities.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OASIS RESORTS INTERNATIONAL, INC.
                                       (formerly, Flexweight Corporation)

Date: July 24, 2000                    By:  /s/ Walter Sanders
                                       Walter Sanders, President and Director

Date: July 24, 2000                    By:  /s/ Jon L. Lawver
                                       Jon L. Lawver, Principal
                                       Accounting Officer and Director


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                      OASIS RESORTS INTERNATIONAL, INC.
                                      (formerly, Flexweight Corporation)

Date: July 24, 2000                   By:  /s/ Walter Sanders
                                      Mr. Walter Sanders, President and Director

Date: July 24, 2000                   By:  /s/ Jon L. Lawver
                                      Jon L. Lawver, Principal
                                      Accounting Officer and Director

Date: July 24, 2000                   By:  /s/ Charles Longson
                                      Charles Longson, Director


Date: July 24, 2000                   By:  /s/ Richard O. Weed
                                      Richard O. Weed, Director

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)

                   Index to Consolidated Financial Statements



Description                                                                 Page

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheet as of August 31, 1998............................ F-3

Consolidated Statements of Operations for the years ended
  August 31, 1998 and 1997, and the period from inception
  (December 21, 1995) to August 31, 1998.................................... F-4

Consolidated Statements of Stockholders' Deficit for the
  years ended August 31, 1998 and 1997, and the period from
  inception (December 21, 1995) to August 31, 1996.......................... F-5

Consolidated Statements of Cash Flows for the years ended
  August 31, 1998 and 1997, and the period from inception
  (December 21, 1995) to August 31, 1998.................................... F-7

Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Oasis Resorts International, Inc.
(formerly Flexweight Corporation)

We have audited the accompanying consolidated balance sheet of Oasis Resorts International, Inc. ("Oasis") and subsidiary, Oasis Hotel, Resort & Casino - III, Inc. ("Oasis III") (collectively, the "Company") as of August 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended August 31, 1998, and the period from inception (December 21, 1995) to August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 1998, and results of their operations and their cash flows for each of the years in the two-year period ended August 31, 1998, and the period from inception (December 21, 1995) to August 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development-stage company with no operating revenues since its inception. The Company requires substantial construction financing, as well as working capital financing to meet its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 2, Oasis entered into an exchange agreement accounted for as a reverse acquisition, whereby Oasis is deemed to have been acquired by Oasis III for accounting purposes. Accordingly, the accompanying consolidated financial statements have been retroactively restated to include the historical assets and liabilities, and the historical operations of Oasis III for all periods presented. The operations of Oasis are included in the accompanying consolidated financial statements from the date of acquisition, May 1, 1998, to August 31, 1998.

                                         /s/      McKennon, Wilson & Morgan, LLP

Irvine, California
June 30, 1999, except Note 7
for which the date is February 8, 2000

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                           Consolidated Balance Sheet


                                                                     August 31,
ASSETS                                                                  1998
Cash                                                               $      3,402
Land held for development (Notes 2 and 3)                             1,083,001
Property and equipment, net                                              24,816
Prepaid interest                                                         77,467
Marketable securities (Note 2)                                          211,250
First trust deed note security deposit (Notes 3 and 4)                  550,000
                                                                   $  1,949,936
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                   $     20,000
First trust deed note payable (Notes 2 and 4)                           550,000
Second trust deed note payable to OIHC (Notes 4 and 6)                3,425,000
   Total liabilities                                                  3,995,000
Commitments and Contingencies (Note 5)
Stockholders' Deficit (Notes 6 and 7):
  Common stock, par value $0.001; 75,000,000 shares
  authorized; 1,527,255 shares issued and outstanding                     1,527
  Additional paid-in capital                                          4,329,931
  Deficit accumulated during the development stage                   (6,237,772)
  Unrealized loss on marketable securities                             (138,750)
   Total stockholders' deficit                                       (2,045,064)
                                                                   $  1,949,936








       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                      Consolidated Statements of Operations
                  For The Years Ended August 31, 1998 and 1997
                and The Period From Inception (December 21, 1995)
                             Through August 31, 1998





                                                                           From Inception
                                                                               Through
                                                                           August 31, 1998
                                                 1998           1997
Revenues                                     $           -  $          -    $           -
Expenses:
Common stock and warrants
     issued for consulting services              2,211,521             -        2,211,521
Value of unpaid services                           150,000       150,000          412,500
Other operating expenses                            62,913        40,435          164,071
                                                 2,424,434       190,435        2,788,092
Operating loss                                  (2,424,434)     (190,435)      (2,788,092)
Loss on sale of marketable securities               24,680             -           24,680
Net Loss                                     $  (2,449,114) $   (190,435)   $  (2,812,772)
Net loss per basic and dilutive share        $       (2.48) $       (.24)
Weighted average shares included
     in basic and diluted net loss per
     share                                         986,598       802,000








       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                Consolidated Statements of Stockholders' Deficit
                  For The Years Ended August 31, 1998 and 1997
                and The Period From Inception (December 21, 1995)
                             Through August 31, 1996

                                                                            Deficit
                                                                          Accumulated    Unrealized
                                          Common Stock      Additional     During the     Loss on
                                                              Paid-In      Development   Marketable
                                                              Capital         Stage      Securities       Total
                                       Shares    Amount
Inception, December 21, 1995          802,000   $     802   $    (802)    $         -   $          -  $          -
Common stock of affiliate issued in
   connection with land                     -           -     225,000               -              -       225,000
Capital contributions                       -           -      83,253               -              -        83,253
Value of contributed services               -           -     112,500               -              -       112,500
Net loss for period                         -           -           -        (173,223)             -      (173,223)
Balances, August 31, 1996             802,000         802     419,951        (173,223)             -       247,530
Capital contributions                       -           -      84,766               -              -        84,766
Value of contributed services               -           -     150,000               -              -       150,000
Net loss for year                           -           -           -        (190,435)             -      (190,435)
Balances, August 31, 1997             802,000         802     654,717        (363,658)             -       291,861

                                                                                                                      (Continued)


       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                Consolidated Statements of Stockholders' Deficit
                  For The Years Ended August 31, 1998 and 1997
                and The Period From Inception (December 21, 1995)
                             Through August 31, 1996

                                                                              Deficit
                                                                            Accumulated    Unrealized
                                           Common Stock         Additional   During the      Loss on
                                                                  Paid-In    Development    Marketable
                                                                  Capital       Stage       Securities       Total

                                        Shares        Amount
Capital contributions                          -            -      194,245             -              -      194,245
Shares for reverse acquisition
   of Flexweight                         149,916          150         (150)            -              -            -
Constructive dividend from
   issuance of note payable to OIHC            -            -            -    (3,425,000)             -   (3,425,000)
Shares issued for services rendered      211,304          211    1,056,310             -              -    1,056,521
Warrant issued for services rendered           -            -      455,000             -              -      455,000
Issuance of common stock for
    land financing and related costs      22,064           22      110,299             -              -      110,321
Issuance of common stock for
   first trust deed note security                         110      549,890             -              -      550,000
   deposit                               110,000
Shares issued to NuOasis for
   services rendered                     130,000          130      649,870             -              -      650,000
Shares issued to NuOasis for
   common stock of NuOasis, at cost       70,000           70      349,930             -              -      350,000
Shares issued for marketable              31,970           32      159,820             -              -      159,852
   securities
Value of contributed services                  -            -      150,000             -              -      150,000
Unrealized loss on marketable
   securities                                  -            -            -             -       (138,750)    (138,750)
Net loss for year                              -            -            -    (2,449,114)             -   (2,449,114)
Balances, August 31, 1998              1,527,255    $   1,527 $  4,329,931  $ (6,237,772)   $  (138,750) $(2,045,064)


       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                      Consolidated Statements of Cash Flows
                  For The Years Ended August 31, 1998 and 1997
                and The Period From Inception (December 21, 1995)
                             Through August 31, 1998

                                                                                 From Inception
                                                                                    Through
                                                           1998         1997     August 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(2,449,114)  $ (190,435)  $ (2,812,772)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Loss on sale of marketable securities                    24,680            -         24,680
   Common stock and warrants issued for services
      rendered                                           2,211,521            -      2,211,521
   Value of contributed services                           150,000      150,000        412,500
   Increase in prepaid interest                            (77,467)           -        (77,467)
   Increase in accounts payable                             20,000            -         20,000
Net cash used in operating activities                     (120,380)     (40,435)      (221,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (24,916)           -        (24,916)
Proceeds from sale of marketable securities                135,172            -        135,172
Land acquisition and development costs                    (121,139)     (44,331)      (188,001)
Net cash used in investing activities                      (10,883)     (44,331)       (77,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                      134,665       84,766        302,685
Net cash provided by financing activities                  134,665       84,766        302,685
NET INCREASE IN CASH                                         3,402            -          3,402
CASH AT BEGINNING OF PERIOD                                      -            -              -
CASH AT END OF PERIOD                                  $     3,402   $        -   $      3,402
CASH PAID FOR:
   Interest, net of amounts capitalized (Note 2)       $         -   $        -   $          -
NON CASH FINANCING ACTIVITIES
   Common stock of affiliate issued for land
        acquisition                                    $         -   $        -   $    225,000
   Common stock issued for land financing              $   100,000   $        -   $    100,000
   Common stock issued for security deposit            $   550,000   $        -   $    550,000
   Common stock issued for land development costs      $    10,321   $        -   $     10,321
   Common stock issued for investments                 $   159,852   $        -   $    159,852
   Note payable issued for acquisition of land         $   250,000   $        -   $    550,000




       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


Note 1 - Organization and History

Oasis Resorts International, Inc. (formerly Flexweight Corporation, a Kansas Corporation herein referred to as "OASIS") and it's wholly-owned subsidiary (collectively the "Company") intend to develop and operate gaming operations throughout the world. On May 1, 1998, OASIS, a blank-check company registered with the Securities and Exchange Commission (the "SEC"), merged with Oasis Resort, Hotel & Casino-III, Inc. ("ORHC"), which held assets representing 20 acres of partially-developed land in Oasis, Nevada.

In connection with the merger, OASIS issued 602,000 shares of common stock to the shareholders of ORHC to acquire 100% of the issued and outstanding common stock of ORHC. In addition, the Company issued the shareholders of ORHC 200,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998 (Note 3). Upon the close of the merger, the original shareholders of OASIS retained 149,916 shares of common stock. Upon the close of the merger, the shareholders of ORHC retained approximately 80% of the issued and outstanding common stock of OASIS.

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

On October 19, 1998, the Company entered into an exchange agreement with NuOasis International, Inc., a wholly owned subsidiary of NuOasis Resorts, Inc. ("NuOasis"), trading symbol NUOA. The Company acquired all of the equity interest owned by NuOasis International Inc. in Cleopatra Gammarth, Limited (which operates the casino Cleopatra Cap Gammarth), Cleopatra Hammamet Limited (which operates the casino Cleopatra Hammamet Casino) and Cleopatra's World, Inc. (which operates the Le Palace Hotel & Resorts at Cap Gammarth). All of the properties are located in Tunisia. In connection therewith, the Company issued 1,363,450 shares of common stock and common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis International, Inc. in exchange for certain assets in NuOasis. On November 15, 1999, management of Oasis agreed to extinguish the debt and warrants for approximately 8.1 million shares of its common stock.

Note 2 - Basis of Presentation and Principles of Accounting

Basis of Presentation

The acquisition of OHRC is accounted for as a recapitalization since the shareholders of ORHC control OASIS after the merger and OASIS is a blank-check company with no operations. Accordingly, the accompanying consolidated financial statements reflect the assets and liabilities of ORHC at their historical bases. The accompanying consolidated financial statements reflect the operations of OASIS from May 1, 1998 to August 31, 1998 and the operations of OHRC since its inception (December 21, 1995) to August 31, 1998.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements



Development-stage Operations

Since inception, the Company has been in the development stage with no revenues from it's intended operations which are the construction and operation of gaming facilities. Through the reverse acquisition of NuOasis, the Company has increased capital requirements which have caused significant delays in the execution of the Company's operating plan. The Company lacks the financing to continue the development of its gaming facilities domestically and internationally. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital which may be acceptable to the Company. Management believes that the Company's capital requirements are in excess of $75 million. There are no assurances that such financing will be consummated on terms favorable to the Company. The successful consummation of adequate financing, and ultimately, the achievement of operating revenues sufficient to meet the Company's cost structure is management's primary objective. There are no assurances that adequate financing at terms satisfactory to the Company will be obtained, and if obtained, there are no assurances that the Company will achieve profitability. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Incidental Operations

The Company's operations are intended to consist of the development and operation of gaming facilities. During the periods presented herein, the Company, from time to time, leased its facilities in order to reduce operating costs during it's licensing and permitting process. In connection therewith, the Company has reported leasing revenues, net of operating costs, totaling $60,723 and $40,435, as other operating expenses in the accompanying statements of operations in fiscal 1996 included in the period from inception through August 31, 1998 and included in fiscal 1997, respectively.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End

The Company has elected an August 31 year end through October 19, 1998. After October 19, 1998, the Company will use a June 30 year end.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Marketable Securities

The Company accounts for its equity securities as available-for-sale securities. In connection therewith, the Company records unrealized gains and losses as a component of shareholders' deficit. Realized gains and losses are recorded in operations.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


As discussed in Note 6, the Company acquired certain equity securities in AmeriResource Technologies, Inc. and Kelly's Coffee Group Inc. Such securities were sold prior to August 31,1998 generating proceeds totaling $135,172, resulting in a loss of $24,680.

As discussed in Note 6, the Company issued its shares to acquire 3,250,000 shares of common stock of NuOasis, valued at $350,000. At August 31,1998, the fair value of these marketable securities totaled $211,250, and accordingly, the Company recorded an unrealized loss amounting to $138,750 which is reflected as a reduction to shareholders' deficit.

Interest Capitalization

The Company capitalizes interest charges incurred during the development of its land. During the years ended August 31, 1998 and 1997, and the period form inception through August 31, 1998, the Company capitalized cash interest costs of $90,978, $21,600 and $121,478, respectively, capitalized finance related costs incurred through the issuance of its common stock amounting to $120,000 in fiscal 1998, and capitalized the increase in the face amount of the First Trust Deed from $300,000 to $550,000 in fiscal 1998. No interest charges have been charged to operations since inception to August 31, 1998. The Company does not intend to capitalize interest in fiscal 1999 since the Company has delayed further development until financing is received, and development has recommenced.

Property and Equipment

Property and equipment are depreciated over their estimated useful lives using the straight-line method ranging three to five years. Buildings will be depreciated over a period of 30 years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Depreciation expense reflected in the accompanying consolidated financial statements was not significant.

The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property, and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

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

The Company's net deferred tax assets at August 31, 1998, consist of federal net operating loss carryforwards amounting to approximately $1.9 million. At August 31, 1998, the Company provided a valuation allowance for these net operating loss carryforwards totaling approximately $650,000. During the years ended

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


August 31, 1998 and 1997, the Company's valuation allowance increased approximately $633,000 and $6,000, respectively. Such net operating losses will be limited as to use due to the Company's changes in ownership. The net operating loss carryforwards expire through 2013. Significant items not deductible for income tax reporting are the value of contributed services and the value of warrants issued, not yet exercised, of $412,500 and $455,000, respectively.

Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Dilutive EPS is equal to basic EPS since the effect of common stock purchase warrants would be anti-dilutive. See Note 6 for common stock purchase warrants outstanding which are anti-dilutive for EPS reporting purposes. If anti-dilutive securities had been included in the calculation of loss per share, approximately an additional 10,000 shares would have been included in the denominator, weighted average shares outstanding. Subsequent to August 31, 1998, in excess of 10 million shares have been issued in a variety of transactions, materially impacting future earnings, loss per share.

Stock Splits

All per share amounts are reported, as adjusted, after the one for 100 reverse stock split approved on April 8, 1998 and one for five reverse stock split approved on February 8, 2000 (Note 7).

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

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company will adopt the provisions of this statement in fiscal 1999.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


Disclosures about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures of an Enterprise and Related Information. The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company will adopt the provisions of this statement for fiscal 1999. These disclosure requirements will not impact on the Company's financial position or results of operations.

Stock-based Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted the provisions of SFAS 123 which relate to non- employee stock-based compensation, and has elected to account for its stock-based compensation to employees under APB 25. Through August 31, 1998, the Company had no employee stock options outstanding.

Note 3 - Land Held for Development

As discussed in Note 1, ORHC retained a 20-acre interest in partially-developed land located in Oasis, Nevada and an option to acquire an additional 30 acres adjacent to the 20-acre interest. The subject property was subdivided from a 1100-acre parcel originally purchased on December 27, 1995 for $1,450,000 by Oasis International Hotel & Casino, Inc. ("OIHC"), a current shareholder of the Company through the merger of ORHC on May 1, 1998 (Note 1). The property contains a 6-unit motel, and an eight-pump truck stop, including a cafe and mini store which were closed for the majority of the period from inception through August 31, 1998. Management alloacated $300,000 of this original purchase price to the 20-acre parcel, plus $225,000 for the value of common stock of an affiliate, to secure financing. Additional costs incurred, considered ordinary and necessary by management, totaling approximately $208,000 were incurred and capitalized through August 31, 1998.

OIHC entered into a real estate purchase agreement (the "Real Estate Agreement") dated April 9, 1998, as amended, with ORHC. In connection therewith, the Real Estate Purchase Agreement called for a purchase price of $5,000,000, 200,000 shares of Oasis common stock valued at $1,000,000 (see Note 6), the assumption of $550,000 First Trust Deed Note Payable and the issuance of a Second Trust Deed Note Payable to OIHC totaling $3,425,000. OASIS closed escrow on the property on or about May 7, 1998. As an inducement to extend credit to Oasis, 20,000 shares of the Company's common stock, fairly valued at $100,000, were issued to the First Deed Trust Holder and the amount of the underlying debt was increased from $300,000 to $550,000. The Company agreed to this arrangement because of its lack of operating history and the high degree of risk involved in executing the Company's plan of operations. The Company also issued 110,000 shares of its common stock to the First Trust Deed lender as security under the loan and such shares will be returned upon the repayment of the $550,000 note.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements

For accounting purposes, the Company reported the 200,000 shares as shares retained by the founders at par value on December 21, 1995, reported the value of the $3,425,000 debt as a deemed dividend distribution to OIHC and reflected as an increase in the deficit accumulated during the development stage, capitalized to land the value of the 20,000 shares as a cost necessary to secure increased financing from the First Trust Deed lender, and capitalized to land the value of the 20,000 shares totaling $100,000 and the increase of $250,000 in the First Trust Deed Note from $300,000 to $550,000.

Note 4 - Notes Payable

On or about December 27, 1995, the Company issued a $300,000 First Trust Deed to an individual as part of the cash tendered upon close of the purchase of its land held for development. The terms of the note were interest only at a rate of 10.9% per annum, originally due December 27, 1997, extended until March 27, 1998, and further extended to the date of closing on or about May 7, 1998 (funded on May 11, 1998). As an inducement to convince the First Deed of Trust holder to extend credit to Oasis, on May 11, 1998, an additional 20,000 shares of the Company's common stock was issued to the First Deed Trust Holder and the amount of the underlying debt was increased from $300,000 to $550,000. The note was due May 11, 1999, with interest-only payments at an annual rate of 10.9% per annum of $5,000 per monthly. The note was extended on its due date of May 11, 1999 for a period of one year.

OIHC agreed to accept a Second Deed of Trust note payable in the amount $3,425,000 related to the acquisition of the 20-acre parcel on May 11, 1998. The term of this Second Deed of Trust is for 30 years principal and interest payable at 9% per annum. Through August 31, 1998, the Company has been unable to make the required principal payments, and the note is currently in default, however, the Second Trust Deed holder has not notified the Company of any intent to foreclose on the loan. At August 31, 1998, the Company has prepaid interest totaling $77,467 under this note. The Company's ability to continue to make the required payments is contingent upon the Company raising additional capital.

Note 5 - Commitments and Contingencies

Litigation

The Company is subject to claims and suits that arise from time to time out of the ordinary course of its business. Through June 30, 1999, management of the Company is not aware of any claims that will have a material impact on the Company's business, financial condition or results of operations which are not reflected in the accompanying consolidated financial statements.

Advisory Agreement

On July 18, 1998, the Company entered into an advisory agreement with NuVen Advisors, Inc. ("NuVen"), an affiliate of NuOasis, through April 1, 1999. In connection therewith, the Company issued warrants to purchase 70,000 shares of common stock at $30.00 per share (see Note 6). No other remuneration was granted to NuVen in connection with this advisory agreement.

Note 6 - Stockholders' Deficit

Capital Structure

On April 8, 1998, the shareholders approved among other matters a 1 for 100 reverse split of the Company's common stock, par value $0.10, and to amend the Articles of Incorporation to increase the number of authorized shares from 4,000,000 to 25,000,000. All share amounts have been restated to reflect this reverse stock split for all periods presented. Effective October 19, 1998, the Company increased its authorized capital stock from 25,000,000 shares of $0.10 par value common stock to 75,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. Each share of the Company was exchanged for one (1) share in the new corporation. All share amounts have

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


been restated to reflect this amendment to the Company's Articles of Incorporation. See Note 7 for one for five reverse stock split effected on February 8, 2000.

Common Stock

From time to time, the Company issues common stock to effect transactions in the normal course of business. The Company's common stock began trading on or about May 27, 1998 on a very limited basis. The Board of Directors determined that the Company's trading history through July 27, 1998, a period of 60 days from the date the Company's common stock began trading, was not sufficient to establish a value for purposes of valuing transactions involving its common stock. The Board of Directors have considered many factors affecting the estimated fair value of the Company's common stock such as limited trading history, the number of shares issued in the transaction and the resale restrictions placed upon the shares, as well as the estimated fair value of underlying assets or services received in connection with common stock transactions. After weighing available evidence affecting fair value, the Board of Directors have established a fair value of $5.00 per share for transactions entered into prior to July 27, 1998. The most significant indicator of fair value per share was based on an independent appraisal of the 20-acre parcel of land from a certified MAI, which was considered to be the most readily ascertainable value of the Company's assets underlying its common stock through July 27, 1998.

On May 1, 1998, the Company issued OIHC 602,000 shares of its common stock in connection with merger (see Note 1). In addition, on or about May 7, 1998, the Company issued 200,000 shares of its common stock to OIHC to close the purchase of the 20-acre parcel of land (see Note 3). Such shares were deemed to be founders shares since OIHC acquired the land at inception, and accordingly, such shares have been retroactively reflected as outstanding on December 21, 1995.

In connection with the merger on May 1, 1998, the shareholders of OASIS retained 149,916 shares of common stock. In addition, on or about May 4, 1998, the Company issued 140,000 common shares to certain directors, officers and employees of OASIS for services rendered through May 1, 1998 (see Note 1). These shares were accounted for as shares issued in connection with the reverse acquisition of Oasis III accordingly, such shares were recorded at no value in the accompanying consolidated statement of shareholders' deficit for the year ended August 31, 1998.

In connection with the Real Estate Purchase Agreement dated April 9, 1998 (Note
3), the Company issued 20,000 shares as a one-time fee for the First Trust Deed note financing and 110,000 shares as a security deposit for the First Trust Deed note payable (Note 4) valued at $100,000 and $550,000, respectively. The value of the 110,000 shares of $550,000 are reflected in the accompanying balance sheet at August 31, 1998.

From May 7, 1998 to May 23, 1998, the Company issued 4,462 common shares valued at $22,308 to certain individuals and consulting firms for services rendered. The Company received consultations in connection with its business plan, market research and funding alternatives. Such costs have been charged to operations in fiscal 1998.

On May 30, 1998, the Company issued 200,000 shares of its common stock in exchange for 3,250,000 shares of NuOasis Resorts Inc. The fair value of the NuOasis shares of common stock were valued at $350,000, based on the closing bid price of such shares at the date of issuance. The difference between the fair value of the NuOasis shares of common stock received of $350,000 and the estimated value of the Company's common stock issued of $1,000,000, or $650,000, was charged to expense for management advisory services performed by certain directors and officers of NuOasis for the benefit of the Company.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


On June 1, 1998, the Company entered into a consulting agreement with a company which provided financial consulting, corporate filings and structure, industry analysis, and certain feasibility assessments. In connection therewith, the Company issued 126,666 shares of common stock valued at $633,333, and this value was charged to operations in fiscal 1998.

On June 24, 1998 and August 7, 1998, the Company exchanged 22,760 and 2,105 common shares for 16,257,166 and 7,692,308 common shares of AmeriResource Technologies, Inc. In addition, on June 18, 1998 and August 7, 1998, the Company exchanged 5,000 and 2,105 common shares, for 2,000,000 and 2,500,000 common shares of Kelly's Coffee Group Inc. The value ascribed to these marketable securities was based on the underlying common stock of OASIS, or $5.00 per share. Accordingly, the Company recorded these marketable securities at $159,852 (Note 2).

On July 18, 1998, the Company entered into an agreement with a company affiliated with OIHC to seek acquisition candidates. In connection therewith, the Company reserved 300,000 shares of its common stock payable in the event the consultant introduces an acquisition of $20 million or greater value. The consultant earned such shares on October 18, 1998 when the Company acquired assets of NuOasis.

On July 18, 1998, retroactive to April 1, 1998, the Company entered into an agreement for financial advisory services which required the issuance of 8,000 shares of common stock valued at $40,000, plus $3,000 per month in cash or common stock, for a period of one year. In addition, the Company issued warrants to purchase 70,000 shares of common stock pursuant to this agreement (see below). The value of these 8,000 shares have been charged to operations in fiscal 1998.

On July 18, 1998, the Company entered into agreements for services whereby the Company issued 84,638 shares of its common stock valued at $423,190, and the value of such shares were charged to operations during fiscal 1998. Services were provided for management assistance, legal and property management services.

On or about July 21, 1998, the Company issued 2,064 common shares valued at $10,321 to a consulting firm for services rendered in connection with preparing the Company's plans for the proposed OASIS resort and casino in Oasis, Nevada. Such costs have been capitalized to costs incurred for the development of its land.

Common Stock Purchase Warrants

The Company used the Black-Scholes model to value the common stock purchase warrants granted in fiscal 1998 to consultants; no warrants were granted in fiscal 1997 and prior. The weighted-average assumptions used to estimate the value of the warrants was 1) a volatility of 20% (based on limited trading history), 2) a risk-free interest rate of 5%, 3) no dividends, and 4) an expected life of one to three years, depending on the terms of the agreements.

On May 30, 1998, the Company granted NuOasis an option to purchase up to 50,000 shares of its common stock at $.50 per share. The term of the option is through July 1, 2001, and allows the holder to adjust the number of options to an amount that allows NuOasis to maintain the greater of its percentage ownership in the Company of 19.5%. No additional shares were granted under this anti-dilution provision of this agreement. In addition, the Company approved the appointment of a director to the Company's board of directors. Using the Black-Scholes model, the Company valued these warrants at $4.55 per share, or $227,500 and have been charged to operations in fiscal 1998.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


On July 18, 1998, the Company entered into an advisory agreement with NuVen (see
Note 5 and above). In connection therewith, the Company issued warrants to purchase 70,000 shares of common stock at $30.00 per share. The estimated fair value of these warrants using the Black-Scholes model was determined to be $3.25 per share or approximately $227,500. The Company charged operations in fiscal 1998 for the value of these warrants.

Dividend Distribution

The issuance of the Second Deed of Trust totaling $3,425,000 to OIHC is accounted for as a dividend distribution since OIHC is a control company. Accordingly, management recorded a charge to the deficit accumulated during the development stage as presented in the accompanying statement of stockholder's deficit during the year ended August 31, 1998.

Contributed Services

Since inception, the Company has had minimal operations. OIHC and affiliates provided administrative, accounting, and legal services, as well as office space. The value of these services is approximately $100,000, annually. In addition, the Company's president provides services at cost below fair value. The value of the president's salary is estimated at approximately $50,000, annually. Since inception, allocations for the services charged to the accompanying statements of operations aggregated $412,500. Such amounts are considered capital contributions and are reflected as additional paid-in capital in the accompanying statements of stockholder's deficit.

Note 7 - Subsequent Events

On February 8, 2000, the board of directors approved a one for five reverse stock split of the Company's $0.001 par value common stock. All share and per share amounts have been restated to reflect this reverse stock split for all periods presented.

Refer to the Company's 1999 Annual Report on Form 10-KSB/A, already on file, for the disclosure of additional subsequent events.

Note 8 - Unaudited Condensed Consolidated Quarterly Financial Information

The following unaudited condensed consolidated quarterly financial information is presented on a historical basis for Flexweight Corporation and OHRC for the three and nine months ended May 31, 1998, with the adjustments to reflect the impact of the recapitalization (reverse acquisition).

Unaudited Interim Financial Statements

The interim financial data as of May 31, 1998, and for the three months and nine months then ended are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of May 31, 1998, and the results of their operations for the three months and nine months then ended.

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


                           Results of Operations
                             Three Months Ended
                                May 31, 1998
                                 (Unaudited)

                                                                       Consolidated
                           Oasis         Oasis III    Adjustments         Totals
Revenues               $           -   $          -   $         -      $         -
Expenses                       3,333         58,471        (3,333)(1)       58,471
Net loss               $      (3,333)  $    (58,471)  $     3,333      $   (58,471)
Net loss per share     $       (0.00)  $      (0.01)  $      0.00      $     (0.01)


                           Results of Operations
                             Nine Months Ended
                                May 31, 1998
                                 (Unaudited)

                                                                       Consolidated
                           Oasis         Oasis III    Adjustments         Totals
Revenues               $           -   $          -   $         -      $         -
Expenses                      10,000      1,075,221       (10,000)(1)    1,075,221
Net loss               $     (10,000)  $ (1,075,221)  $    10,000      $(1,075,221)
Net loss per share     $       (0.00)  $      (0.19)  $      0.00      $     (0.19)

(1) To remove historical operations of Oasis as a result of the reverse acquisition.

                       OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)
                          (A Development-Stage Company)
                   Notes to Consolidated Financial Statements


                                        Balance Sheet
                                        May 31, 1998
                                         (Unaudited)
                                                                      Consolidated
                             Oasis        Oasis III    Adjustments       Totals
Assets:
Land held for
  development            $          -   $  1,038,783   $          -   $  1,038,783
Marketable
 securities                         -         48,750              -         48,750
Security deposit                    -        550,000              -        550,000
Other                               -         24,937              -         24,937
  Total Assets           $          -   $  1,662,470   $          -   $  1,662,470

Liabilities and
Stockholders' Deficit
Accounts payable         $     22,633   $     20,000   $          -   $     42,633
Secured notes
  payable                           -      3,975,000              -      3,975,000
  Total Liabilities            22,633      3,995,000              -      4,017,633
Common stock and
  additional paid-in
  capital                   1,536,316      2,832,599     (1,536,316)(1)  2,832,599
Deficit accumulated
  during the
  development stage        (1,558,949)    (4,863,879)     1,536,316 (1) (4,886,512)
Unrealized loss on
 marketable
 securities                         -       (301,250)             -       (301,250)
  Total Stockholders'
  Deficit                     (22,633)    (2,332,530)             -     (2,355,163)
  Total Liabilities
  and Stockholders'
  Deficit                $          -   $  1,662,470      $       -   $  1,662,470

(1) To remove historical capital of Oasis and effectively record as distribution of $22,633 for net liabilities assumed.