Form 10KSB
period 2000-06-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-10-13
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June  30, 2000        Commission file number   0-9476

                        OASIS RESORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                             48-0680109
(State of other jurisdiction of                      (I.R.S. Employer  I.D. No.)
 incorporation or organization)

3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada              89103
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

     The Registrant's revenues for its most recent fiscal year were $5,192,905

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2000 was approximately $1,425,000

          Class                                   Outstanding at October 1, 2000
Common Stock, $.001 par value                             12,611,215 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.  Description of Business.............................................  1

Item 2.  Description of Property.............................................. 9

Item 3.  Legal Proceedings.................................................... 9

Item 4.  Submission of Matters to a Vote of Security-Holders................. 10

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 11

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 12

Item 7.  Financial Statements................................................ 16

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................. 16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................ 16

Item 10. Executive Compensation.............................................. 20

Item 11. Security Ownership of Certain Beneficial Owners and Management...... 21

Item 12. Certain Relationships and Related Transactions...................... 22

Item 13. Exhibits and Reports on Form 8-K.................................... 23

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

     In April, 2000, the Company entered into an agreement to acquire 60% of the voting capital stock of Cleopatra Hammamet, Limited ("CHL") from an unrelated party for 750,000 shares of its common stock. The common shares of the Company were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will be closed.

(b)      Business Development

     Through subsidiaries, the Company now develops, owns interests in, leases, manages and operates themed hotels, gaming casinos and related operations in Tunisia and Nevada. The Company operates its facilities under two marketing themes: "Cleopatra Palace" and "Oasis Resorts." The Company's "Cleopatra"-themed facilities are owned and operated by Cleopatra Palace Resorts and Casinos Limited, a British corporation ("CPRC"), a 75% owned subsidiary. CPRC conducts its operations through Cleopatra Cap Gammarth Casino Limited, a Tunisian corporation in organization ("CCGL") and Cleopatra's World Inc., a British Virgin Island corporation ("CWI"), entities which, at June 30, 2000 were 90% and 80% owned, respectively.

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

     (1)  Gaming and Hotel Management Activities

               Domestic Gaming and Hotel Facilities

          As a result of the merger in May 1998 of Flex Holdings Inc. ("Flex"), a wholly-owned subsidiary of the Company, into Oasis III, the Company acquired the Oasis III Property, a 20- acre interest in partially-developed land located in Oasis, Nevada together with an option to acquire an additional 30 acres adjacent to the 20-acre parcel. The Oasis III Property presently contains a 6-unit motel, an eight-pump truck stop, a cafe and mini-market store and was subdivided from an 1100-acre parcel originally purchased in December, 1995 by Oasis III from Oasis International Hotel & Casinos Inc. ("OHIC"), which was at the time of the transaction, and continues to be, a shareholder of the Company. The hotel and truck stop are currently closed and is available for rent by the Company.

          The Company intends to develop the Oasis III Property as a 500-room resort hotel with a 30,000 square-foot Las Vegas style gaming casino with 38 gaming tables, Keno, Sportsbook, and 1,000 slot machines, together with an entertainment complex with movie theaters, outdoor rodeo facilities, and bowling alley. The Company is currently seeking financing to develop this property.

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

          After a long history of missed completion dates set by STTG, CWI opened the Le Palace Hotel in October 1996 with only 100 of 350 total rooms ready for occupancy, and without any of the other resort facilities. Through internally operated cash flow and working capital provided by NuOasis, CWI completed the Le Palace Hotel and marketed the facility since its opening. And, while the balance of the resort remained unfinished at June 30, 2000, the Le Palace Hotel has been actively managed and marketed by CWI with steadily increasing annual room rental rates and revenues; however, the reputation of the hotel is not what is expected by management for a 5-star Hotel due to such delays in completing the Hotel and the balance of the complex by STTG.

          In October 1994, in a separate transaction, CPL entered into an agreement to lease and operate a casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). The Hammamet Casino was completed in the first half of calendar 1997 and opened December 6, 1997. Adjoining the Hammamet Casino is a five-star hotel and villa resort (the "Hammamet Hotel") which was completed and opened in September 1996, and is operated by the Occidental Group. The Hammamet Hotel is one of forty-five
     (45) hotels planned or currently under construction in south Hammamet as part of a Tunisian government-sponsored expansion of the Hammamet resort area. When completed, these additional hotels are expected to provide up to 38,000 additional beds for the Hammamet area. Both the Hammamet Casino and Hammamet Hotel are situated within walking distance of other hotels, with approximately 1,800 beds.

          CPL financed the completion and opening of the Hammamet Casino through loans from NuOasis and financing from Cedric Investment Company Inc., a Panamanian corporation (Cedric"). In connection with a $1.5 million loan from Cedric to complete and open the Hammamet Casino, the Company pledged its 70% interest in Cleopatra Hammamet Casino, Ltd., the lease holder of the Hammamet Casino to Cedric. The Company had the right to repurchase such interest for $1.5 million plus interest. Such right expired September 22, 1998 and accordingly, the Company had no further interest in the Hammamet Casino. To finance the remaining expenditures on the Cap Gammarth Casino, CPRC has been negotiating possible joint ventures with foreign banks and investment groups.

          On April 1, 2000, the Company entered into an agreement to acquire 60% of the voting capital stock of CHL from an unrelated party for 750,000 shares of its common stock, valued at $2.25 million. The common shares of the Company were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will be closed. In connection with the agreement, the seller was required to provide $600,000 of working capital to CHL, of which $300,000 was paid by the seller. NuOasis loaned the remaining $300,000 to CHL and will be repaid by the seller either in cash or by a portion of the Company's common stock issued to seller. If the transaction is not closed, the Company could possibly lose its investment.

          Between 1996 and 1999, CPL and other related CPRC subsidiaries, increased their interest in CWI and entered into Letters of Intent and contracts to acquire additional proposed and existing resort hotel and casino gaming interests in the Mediterranean and Southern Europe. On July 7, 1996, CPL entered into an agreement between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") to take over and operate a casino in Monastir, Tunisia (the "Monastir Casino Lease"); it entered into an agreement with CMI dated July 7, 1996 to take over and operate a resort hotel in Monastir, Tunisia (the "Monastir Hotel Lease"); it entered into an agreement in principle to lease an existing potential casino site and to acquire a gaming license in Morocco (the "Morocco Project"); and, it entered into an agreement to acquire certain real property interests in San Roque, Spain and the gaming license related to a casino under construction in Marbella, Spain (the "Marbella Casino"). However, at June 30, 2000, none of the properties under contract or agreements in principle have been acquired by the Company or any of its subsidiaries.

     (2)  Real Estate Activities

          The Company did not have any real estate operations during fiscal 2000 or fiscal 1999.

(d)  Marketing

     (1)  Gaming and Hotel Management

               Domestic Gaming

          The Company did not have any domestic gaming activities in fiscal 2000 and fiscal 1999 and did not utilize or rely upon any marketing for domestic gaming activities in fiscal 1998.

               International Casino Gaming and Hotel Management

          The Company's current international activities are located in North Africa, but the Company intends to enter the European and Caribbean markets, once it beginning in fiscal 2000.

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

(g)  Seasonality

          The Company's domestic gaming activities were non-operational in fiscal 2000 and fiscal 1999. The Company's international casino gaming and hotel management activities are seasonal and are strongly affected by weather and other factors that influence the tourist trade in Tunisia. Higher revenues are typically realized from the Company's current operations in North Africa during the late spring, summer and early fall months. Additionally, due to their location on the southern Mediterranean coast, tourist traffic can be especially adversely affected by severe weather.

(h)  Customer Dependence

          The Company's domestic gaming activities were in the development stage during fiscal 2000 and fiscal 1999; its international casino gaming and hotel management activities, except for one Tunisian casino and its Tunisian hotel management operations, were also development stage and, therefore, not subject to customer dependence. The Company's resort hotel operations are solely dependent upon Tunisian tourism and the Company's ability to attract foreign visitors to its Tunisian operations; two Tunisian gaming segments remained under development at the close of fiscal 2000.

(i)  Backlog of Orders

          The Company's domestic gaming, international gaming and hotel management, and real estate subsidiaries were not subject to the type of business activities which would give rise to "orders."

(j)  Government Contracts

          None of the Company's industry segment activities involved government contracts in fiscal 2000 or fiscal 1999.

(k)  Competition

     Gaming and Hotel Management Activities

          Domestic Gaming

          The Company did not have any domestic gaming activities in fiscal 2000 or fiscal 1999 and, therefore, was not subject to competition.

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

     (3)  Real Estate Activities

          Real estate investments through June 30, 2000 consisted solely of the Oasis III Property, which was undeveloped at the close of fiscal 2000 and, therefore, competition as it relates to real estate activities is not applicable.

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


(m)  Government Regulation

     (1)  Gaming and Hotel Management Activities

               Domestic Gaming

          The Company did not have any domestic gaming activities during fiscal 2000 or fiscal 1999 and, therefore, was not subject to government regulation.

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

          At the close of fiscal 2000, the Company's only international casino gaming and hotel management investments were in Tunisia, North Africa. Under Tunisian law, casino gaming is closely supervised and monitored through the use of on-site government representatives and strict published operating procedures. The process through which a company obtains a license to conduct casino gaming in Tunisia is similar to that of many of the various states in the U.S. which have recently adopted legalized gaming statutes, involving background checks, personal interviews and the discretionary right of the government body overseeing gaming activities to deny or withdraw a license to any applicant.

          The Tunisian government has approved the Company's management for gaming licenses at the Cap Gammarth Casino and the Hammamet Casino.

     (2)  Real Estate Activities

          The Company did not have any real estate development activities in fiscal 2000 or fiscal 1999 and, therefore, was not subject to government regulation.

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

(o)  Employees

          There were two (2) corporate officers of the Company and 185 employees of significant subsidiaries who rendered services during fiscal 2000 and fiscal 1999.

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

          Additionally, all statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. In addition to being forward-looking in nature, these statements involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2.           DESCRIPTION OF PROPERTY.

(a)  Corporate Headquarters

          The Company currently leases space and maintains its executive office at 3753 Howard Hughes Parkway, Las Vegas, Nevada. From May 1998 to December 31, 1998, the Company was provided office space at the office of its President in Wendover, Nevada.

(b)  Gaming and Hotel Management Facilities

          Domestic Gaming

          At the close of fiscal 2000, the Company did not own any domestic real property interests related to its proposed hotel and casino gaming activities, nor did it have any domestic casinos or hotel management activities subject to lease obligations.

          International Gaming and Hotel Management Facilities

          At the close of fiscal 2000, the Company, through its subsidiaries, was a lessee under three (3) lease agreements related to the Cap Gammarth Casino, the Gammarth Resort, and Hammamet Casino in Tunisia. Due to its position as a lessee, neither the Company or its subsidiaries owned any real or personal property.

(c)  Real Estate Activities

          The Company did not have any domestic real estate operations at the close of fiscal 2000 or fiscal 1999.

ITEM 3.           LEGAL PROCEEDINGS.

     The Company settled, or had agreements to settle all material litigation where it was a defendant at the close of fiscal 2000 and knows of no material threatened legal proceedings, other than ordinary routine litigation incidental to its business; provided however that one of the Company's indirect subsidiaries, CWI, is currently in arbitration with STTG, the developer/owner of the Gammarth Resort over the amount of rent due for the LePalace Hotel since its opening. Through June 30, 2000, the Company has not paid rents to STTG in connection with its lease arrangement. However, the Company paid opening costs and purchased equipment totaling approximately $1.8 million which were the responsibility of STTG. STTG filed a complaint and received an arbitration award for calendar year lease rental payments for 1997 and 1998, net of amounts expended by the Company. At June 30, 2000, the Company owed STTG approximately $4.0 million for the rental payments, net of costs and expenses and trade receivables from STTG under the agreement.

     Although the award due STTG is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the years 1999 and 2000, which also demands that STTG be required to complete the complex and pay economic damages suffered by it.

     However, the Company believes the best solution to the issues at the Le Palace Hotel are for it to purchase the complex. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property and has made an offer to purchase the Cap Gammarth Complex from STTG. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

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

     There were no matters submitted to a vote of security-holders in fiscal
2000.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

(a)  Market Information

     Through November 1998, the Company's common stock was traded through the NASDAQ Over-the-Counter Electronic Bulletin Board system under the symbol "FXWA." From November 1998 to March 2000, the Company's shares have traded on the NASDAQ Electronic Bulletin Board system under the symbol "OAIS." In February 2000, as a result of the Company failing to be in compliance with respect to the filing requirements of the Exchange Act, the NASD delisted the Company's common stock and ceased trading on the Bulletin Board. The Company completed its filing requirements with the Securities and Exchange Commission in July 2000 and shortly thereafter, the common stock was again quoted by NASD. On March 3, 2000, the Company's symbol was changed to "OAII."

     The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                             Bid Price of Common Stock
          Fiscal 2000                         High (1)          Low (1)
Quarter ended 06/30/00                        $5.00            $1.01
Quarter ended 03/31/00                        $5.31            $2.50
Quarter ended 12/31/99                        $5.00            $0.94
Quarter ended 09/30/99                        $5.31            $0.94

          Fiscal 1999                         High (1)          Low (1)
Quarter ended 06/30/99                       $10.05            $2.50
Quarter ended 03/31/99                       $33.75            $3.15
Quarter ended 12/31/98                       $36.25           $26.25
Quarter ended 09/30/98                       $47.50           $26.25
_____________

(1) Amounts have been adjusted to give retroactive effect for the five to one reverse stock split in February 2000.

(b)  Holders

     The Company had approximately 920 holders of record of its single class of equity securities at June 30, 1999. This approximate number of record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name."

(c)  Dividends

     The Company has not paid any cash dividends with respect to its common stock since its inception. No cash or property dividends were paid or declared during fiscal 2000 or fiscal 1999. At the close of fiscal 2000, the Board of Directors of the Company had not approved a dividend distribution policy, however, there are no contractual restrictions on the Company's present or future ability to pay dividends.

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

(b)  Significant Events During the Fiscal Year Ended June 30, 2000 and 1999

     In October 1998, the Company entered into an Asset Purchase Agreement with NuOasis which resulted in the Company acquiring 75% of CPRC. The consideration for the purchase of CPRC consisted of 1,563,450 shares of the Company's common stock (the "Oasis Stock"), warrants to purchase 7.2 million shares of the Company's common stock at $30.00 per share (the "Oasis Warrants") and $80 million of promissory notes valued at $7 million issued by the Company (the "Oasis Notes").

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

     On November 15, 1999, NuOasis converted the notes into 8.1 million shares or $0.87 per share, and canceled the Oasis warrants. After the conversion, the shareholders of NuOasis controlled approximately 85% of the issued and outstanding common stock.

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

     In April 2000, the Company entered into an agreement to acquire 60% of the voting capital stock of CHL from an unrelated party for 750,000 shares of its common stock. The common shares of the Company were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the unrelated party, has been unable to record the CHL shares and the transaction has not been completed. Management is unsure at the present time whether the transaction will be closed.

     In September 2000, the Company tendered an offer to acquire the Cap Gammarth Complex including the Le Palace Hotel for approximately $18.0 million. By acquiring the property, management expects to eliminate approximately $4.0 million dollars of accrued rental payments to STTG for operation of the Le Palace Hotel. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property.

(c)  Results of Operations

     Year Ended June 30, 2000 Compared to Year Ended June 30, 1999.

     The Company's total revenues for the year ended June 30, 2000 were $5.2 million as compared to $5.5 million for the year ended June 30, 1999. These revenues were entirely derived from the operations of the LePalace Hotel. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. Occupancy rates have been in the 35% to 45% range during the summer months and 10% to 18% during the winter months. Revenues declined in fiscal 2000 as a result of approximately $600,000 of trade receivables being deemed uncollectible.

     Total cost of revenues were $6.4 million in fiscal 2000 as compared to $5.8 million in fiscal 1999. The increase is due to increased rent expense as a result of the arbitration award. Selling, general and administrative costs inceased $430,000 as a result of costs incurred in arbitration and marketing the hotel.

     In fiscal 2000 and 1999, the Company recorded impairments of long-lived assets of $647,000 and $8.3 million, respectively. As of June 30, 2000, the value of the marketable securities offered as a lease deposit was impaired and, as of June 30, 1999, management believed that the goodwill generated by the reverse acquisition of Oasis was impaired, and accordingly, the Company charged operations $8.3 million.

     As a result of change in stock ownership which occurred in fiscal 1999, the Company's use of its net operating loss carry forwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carry forwards expire.

(d)  Liquidity and Capital Resources

     The Company's working capital resources during the years ended June 30, 2000 and 1999 were provided by utilizing the cash on hand and from the operations of the Le Palace Hotel, plus advances from NuOasis. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2001. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:


                                                  June 30,
                                         2000                    1999
Net Losses                          $ (3,976,078)           $ (10,807,411)
Working Capital (Deficit)           $ (5,619,099)           $  (5,021,869)
Cash and Cash Equivalents           $    669,679            $      51,698
Current Ratio                                .22                      .20

     The most significant effects on working capital and its components during fiscal 2000 were the operations of the Le Palace Hotel & Resort, the continued accrual of rent on the Le Palace Hotel & Resort as well as general administrative expenses, legal and professional advisory fees, and the acquisition of a controlling interest of CPRC and its subsidiaries.

     The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions. Additionally, the Company anticipates receiving a distribution of net operating revenues from its hotel management activities and its proposed international casino gaming activities beginning in fiscal 2001. However, the Le Palace Hotel & Resort has been in operation for more than two (2) years, but has yet been able to generate positive cash flows and there are no assurances that it will be able to generate positive cash flow, or that the Cap Gammarth Casino will open or generate positive cash flow. As of the close of fiscal 2000, the Company's sole operations were derived from its hotel management subsidiary and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell all or certain projects, or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to generate working capital for the development and current operations of its subsidiaries, or to continue to sustain itself.

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


     Cap Gammarth Casino

     At June 30, 2000, the Cap Gammarth Casino had approximately $1,000,000 remaining to be paid as security deposits and advance rent before the Company could take possession and open the facility. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino.

     To finance the remaining expenditures on the Cap Gammarth Casino, the Company has been negotiating debt financing and possible joint ventures with foreign banks and investment groups.

     Gammarth Resort

     During fiscal 1998, CWI made a partial payment on the lease on the Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer, STTG, claiming that STTG had breached the terms of the underlying lease by not completing for occupancy, on a timely basis, the Le Palace Hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing CWI significant loss of revenue and profits. In December 1999, the arbitration board awarded STTG a judgement against CWI of 2.6 million Tunisian Dinars for rent through December 1998. Through June 30, 2000, the Company has not paid rents to STTG in connection with its lease arrangement and owes STTG approximately $4.0 million, net of expenses, equipment purchased and trade receivables.

     Although the award due the Lessor is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the years 1999 and 2000, which demands that STTG be required to complete the complex and pay economic damages suffered by it.

     However, the Company believes the best solution to the issues at the Le Palace Hotel are for it to purchase the complex. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property and has made an offer to purchase the Cap Gammarth Complex from STTG. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

(f)  Cash Flows

     Cash used by operating activities was $1.4 million for the year ended June 30, 2000 as compared to cash $134,000 for the comparable period last year. The increase is due to a higher cost of revenues in fiscal 2000.

     Cash used by investing activities was $613,000 for the year ended June 30, 1999 as compared to no cash being expended in fiscal 2000. During fiscal 1999 the Company purchased equipment for its Tunisian operations.

     Cash provided by financing activities was $1.8 million for the year ended June 30, 2000 as compared to $539,000 for the comparable period last year. During fiscal 2000, the Company received $1.8 million of advances from NuOasis as compared to $296,000 during fiscal 1999. The Company also received capital contributions of $467,000 in fiscal 1999.


ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements are filed as a part of this Annual Report on Form 10-KSB commencing on page F-1 attached hereto.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Identification of Directors and Executive Officers.

     The Company, pursuant to its Bylaws is authorized to maintain executive officers as needed, but not less than three (3) and not more than nine (9) members on its Board of Directors. The directors and officers for fiscal 2000 and fiscal 1999 were as follows:

Name                Age    Position                 Period Served as Director
Walt Sanders         54   President                 May 1, 1998 to present
                           Director

Leonard J. Roman     51   Chief Financial Officer   August 31, 2000 to Present
                           Director

Charles R. Longson   52   Director                  May 1, 1998 to present

Richard O. Weed      38   Director                  October 1, 1998 to present

Jon L. Lawver        62   Director                  October 1, 1998 to present

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

     Leonard J. Roman. Leonard J. Roman has been Chief Financial Officer and a director since August 2000 and has 29 years of diversified public and private business management experience. Since 1997, Mr. Roman has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Financial Officer of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Roman currently serves as Chief Financial Officer of NuOasis Resorts, Inc., NewBridge Capital, Inc. and NetHoldings.Com, Inc.. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He ia a CPA with a B.S. degree from St. John's University.

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

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Company since October 1, 1998. Mr. Lawver has thirty-two (32) years of experience in the area of bank financing where he has assisted medium size companies by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm ("Lawver Corp."). Since 1988, as President and a Director of Eurasia Inc., a private finance equipment leasing company.

(c)  Identification of Certain Significant Employees and Consultants

     During fiscal 1998, the Company entered into an Exchange Agreement with NuOasis pursuant to which the Company issued Two Hundred Thousand (200,000) shares of its common stock to NuOasis in exchange for Six Hundred Fifty Thousand (650,000) shares of common stock of Resorts owned by NuOasis. As part of the transaction, the Company also granted NuOasis an Option to purchase an additional Fifty Thousand (50,000) shares of its common stock (the "NuOasis Option") at $0.50 per share. At June 30,2000, NuOasis had not exercised the NuOasis Option; the options were scheduled to expire July 1, 1999; however, such option term was extended until July 1, 2003.

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

common stock at a price of $30.00 per share. At June 30, 2000, NuVen had not exercised the NuVen Option.

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

     At June 30, 2000, NuOasis owned 8,114,148 shares, or approximately sixty-five percent (65%), of the issued and outstanding common stock of the Company, and it has three (3) appointees sitting on the Company's five (5) member Board of Directors. Fred G. Luke is the President of NuOasis and its parent corporation, Resorts, and he has been instrumental in the Company's purchase of the NuOasis assets and in identifying, acquiring, financing and developing the assets and business interests of Resorts and NuOasis, including those acquired by the Company. Pursuant to the relationship between the Company and NuVen Limited Partnership ("NuVen LP") and as a result of Mr. Luke's position with NuOasis and Resorts, he is in a position to influence the business affairs of the Company and therefore deemed a "control person," as defined in the Exchange Act.

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

     Mr. Gabriel Tabarani serves as Director of CPRC and CWI and owns 12.5% of CPRC. Fred Graves Luke, Fred G. Luke's father, is a Director of CPRC and owns personally 12.5% of CPRC.

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


Name and Principal    Fiscal    Salary     Other Annual        Options
Position               Year      ($)      Compensation ($)    Granted (#)
Walter Sanders,        2000       -             -                 -
 President             1999       -             -                 -
                       1998       -             -                 -

(b)  Stock Options

     During the years ended June 30, 2000 and 1999, the Company had no stock options granted to employees. However, the Company granted options and warrants to non-employees. The Company issued warrants to purchase 7,200,000 shares at $30.00 per share to NuOasis and 200,000 shares at $0.50 per share. The Company issued options to NuVen to purchase 70,000 shares at $30.00 per share. On November 15, 1999, Oasis cancelled the 7,200,000 warrants and issued 8,111,240 shares of common stock to NuOasis.

(c)  Long-Term Incentive Plans

     Not applicable.

(d)  Compensation of Directors

     The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(e)  Contracts With Executive Officers

     None

(f)  Change of Control

     None.

(g)  Report on Repricing of Options

     Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of September 21, 2000, the most recent practicable date.



   Title               Name and Address                    Amount and Nature of     Percent
  Of Class            of Beneficial Owner                 Beneficial Interest (1)   of Class

$.001 par value      NuOasis Resorts International Inc.        8,144,148             64.6%
Common Stock         43 Elizabeth Avenue, Box N-8680
                     Nassau, Bahamas

                     Cleopatra's World, Inc.                     750,000              5.9%
                     Box 3186, Road Town
                     Tortola, British Virgin Islands

                     European Holdings, Limited                  642,847              5.1%
                     Victoria House
                     P.O. Box 58
                     The Valley, Anguilla, British West Indies


     The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of September 30, 2000:


  Title of          Name and Address                      Amount and Nature of     Percent
   Class          of Beneficial Owner                    Beneficial Interest (1)   of Class
$.001 par value   Mr. Walter Sanders                            300,000              2.4%
Common Stock      P.O. Box 2329
                  West Wendover NV 89883

                  All Officers and Directors as a group         300,000              2.4%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Transactions with Directors and Affiliates.

     There were no transactions or series of similar related transactions during fiscal 2000 or fiscal 1999 that exceeded an aggregate amount of $60,000.

(b)  Indebtedness of Management

     There were no transactions, or series of similar related transactions during fiscal 2000 or fiscal 1999.

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

Exhibit
Number    Description

 3.1      Articles of Incorporation of Oasis Resorts International, Inc.(1)

 3.2      Bylaws of Oasis Resorts International, Inc.(1)

10.1      Exchange Agreement between Cleopatra's Palace Resorts and Casinos
               Limited and Cleopatra's World, Inc.(1)

10.2      Exchange Agreement between Cleopatra's World, Inc. and Cleopatra
               Palace Limited(1)

10.3      Exchange Agreement between Cleopatra's Palace Resorts and Casinos
               Limited and Cleopatra Palace Limited (1)

10.4      Exchange Agreement between Cleopatra's Palace Resorts and Casinos
               Limited and NuOasis International Inc.(1)

10.5      Advisory Agreement between NuVen Advisors, Inc. and Flexweight
               Corporation.(1)

10.6      Merger Agreement between Oasis Resorts International, Inc. and
               Flexweight Corporation (1)

10.7      Warrant Agreement between NuOasis International Inc. and Flexweight
               Corporation (1)

10.8      Asset Purchase Agreement between NuOasis International Inc. and
               Flexweight Corporation (1)

10.9      Option Agreement between NuOasis International Inc. and Flexweight
               Corporation (1)

10.10     Option Agreement between NuVen Advisors Inc.. and Flexweight
               Corporation (1)

10.11     Flexweight Corporation 1998 Stock Option Plan (1)

10.12     Exchange Agreement between NuOasis International Inc. and Cleopatra's
               World, Inc.(1)

22.1      Schedule of Subsidiaries of the Company

27        Financial Data Schedule

(1) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

                                   SIGNATURES



     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OASIS RESORTS INTERNATIONAL, INC.
                                (formerly, Flexweight Corporation)

Date: October 13, 2000      By:     /s/  Walter Sanders
                                         Walter Sanders, President and Director

Date: October 13, 2000      By:     /s/  Leonard J. Roman
                                         Leonard J. Roman, Principal Accounting
                                         Officer and Director

Date: October 13, 2000      By:     /s/  Jon L. Lawver
                                         Jon L. Lawver, Secretary and Director

Date: October 13, 2000      By:     /s/  Charles Longson
                                         Charles Longson, Director

Date: October 13, 2000      By:     /s/  Richard O. Weed
                                         Richard O. Weed, Director




     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                     OASIS RESORTS INTERNATIONAL, INC.
                                    (formerly, Flexweight Corporation)

Date: October 13, 2000      By:     /s/  Walter Sanders
                                         Walter Sanders, President and Director

Date: October 13, 2000      By:     /s/  Leonard J. Roman
                                         Leonard J. Roman, Principal Accounting
                                         Officer and Director

Date: October 13, 2000      By:     /s/  Jon L. Lawver
                                         Jon L. Lawver, Secretary and Director

Date: October 13, 2000      By:     /s/  Charles Longson
                                         Charles Longson, Director

Date: October 13, 2000      By:     /s/  Richard O. Weed
                                         Richard O. Weed, Director

                        OASIS RESORTS INTERNATIONAL, INC.
                        (Formerly Flexweight Corporation)



                   Index to Consolidated Financial Statements



Description                                                                 Page
Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet as of June 30, 2000...............................F-3

Consolidated Statements of Operations and Comprehensive Loss
  for the years ended June 30, 2000 and 1999.................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) and
  Comprehensive Loss for the years ended June 30, 2000 and 1999..............F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and
  1999.......................................................................F-7

Notes to Consolidated Financial Statements...................................F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Oasis Resorts International, Inc.

We have audited the accompanying consolidated balance sheet of Oasis Resorts International, Inc., ("Oasis"), and subsidiaries (collectively the "Company"), a company controlled by NuOasis Resorts International, Inc. ("NuOasis"), as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oasis Resorts International, Inc., formerly Flexweight Corporation, as of June 30, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

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

As discussed in Notes 1 and 2, Oasis entered into an exchange agreement accounted for as a reverse acquisition, whereby Oasis is deemed to have been acquired by NuOasis for accounting purposes. Accordingly, the accompanying consolidated financial statements have been retroactively restated to include the historical assets and liabilities, and the historical operations of the net assets acquired from NuOasis for all periods presented. The operations of Oasis are included in the accompanying consolidated financial statements from the date of acquisition, October 19, 1998, to June 30, 2000.

                                         /s/      McKennon, Wilson & Morgan LLP

Irvine, California
October 11, 2000

                        OASIS RESORTS INTERNATIONAL, INC.

                           Consolidated Balance Sheet
                                  June 30, 2000

ASSETS
Cash and cash equivalents                                    $          699,679
Accounts receivable, net of allowance
    for doubtful accounts of $97,720                                    484,976
Inventory                                                               194,775
Marketable securities (Note 4)                                           34,000
Other current assets                                                     77,630

   Total current assets                                               1,491,060

Property and equipment, net                                             145,955
Receivable from Lessor (Note 3)                                               -
Lease deposit (Note 6)                                                2,040,000
Land held for development (Note 5)                                    3,700,000
Investment, at cost (Notes 2 and 3)                                   2,000,000
Acquisition advance (Notes 1 and 3)                                   2,250,000
Other                                                                   190,555
   Total assets                                              $       11,817,570
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Accounts payable                                             $        1,819,630
Due Lessor (Notes 3 and 8)                                            4,039,711
Accrued liabilities                                                     621,394
Current portion of notes payable (Note 7)                               629,424
   Total current liabilities                                          7,110,159
Notes payable, net of current portion (Note 7)                        3,270,135
Due to NuOasis (Note 10)                                                632,957
   Total liabilities                                                 11,013,251
Commitments and contingencies (Notes 2,3 and 8)
Stockholders' deficit (Notes 1, 2, and 9):
  Preferred stock, par value $0.001; 25,000,000 shares
     authorized, no shares issued and outstanding                             -
  Common stock, par value $0.001; 75,000,000 shares
     authorized, 12,611,215 shares issued and outstanding                12,611
  Additional paid-in capital                                         34,725,247
  Accumulated deficit                                               (28,152,577)
  Accumulated other comprehensive income                                219,038
  Notes receivable from Resorts                                      (6,000,000)
   Total stockholders' equity (deficit)                                 804,319
  Total liabilities and stockholders' equity (deficit)       $       11,817,570

       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.

          Consolidated Statements of Operations and Comprehensive Loss
                   For The Years Ended June 30, 2000 and 1999



                                                         2000           1999
Revenues                                           $  5,192,905    $  5,522,626
Costs of revenues                                     6,407,813       5,795,187
     Gross profit (loss)                             (1,214,908)       (272,561)
Selling, general and administrative expenses          1,442,503       1,012,300
Impairment of long-lived assets (Notes 2 and 3)         647,000       8,319,241
     Loss from operations                            (3,304,411)     (9,604,102)
Loss on sale of marketable securities                   295,750         803,000
Interest expense                                        375,917         400,309
     Net loss                                        (3,976,078)    (10,807,411)
Comprehensive income (loss):
  Unrealized gain (loss) on marketable
    securities                                          (58,000)        133,000
  Foreign currency translation adjustment               215,962         154,781
      Comprehensive loss                           $ (3,818,116)   $(10,519,630)

Basic and diluted net loss per share               $      (0.46)   $      (4.01)
Weighted average shares included in basic and
  diluted net loss per share                          8,556,174       2,698,008
















       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.

                Consolidated Statements of Stockholders' Deficit
                   For The Years Ended June 30, 2000 and 1999

                                                                                             Accumulated     Notes
                                                                   Additional                   Other      Receivable
                            Preferred Stock       Common Stock      Paid-In     Accumulated  Comprehensive    From
                                                                    Capital       Deficit    Income (Loss)   Resorts   Total

                            Shares   Amount     Shares     Amount
Balances, July 1,
   1998                          -  $    -      1,563,450  $ 1,563 $ 10,344,270 $(13,369,088)$(521,705)   $(9,000,000) $(12,544,960)
Restructuring, July 1,
   1998                          -       -              -        -   10,000,000            -         -      3,000,000    13,000,000
Capital contributions            -       -              -        -      466,750            -         -              -       466,750
Cancellation of note
   payable to NuOasis            -       -              -        -    1,517,000            -         -              -     1,517,000
Common stock
   retained by Oasis
   shareholders
   after reverse
   acquisition                   -       -      1,627,255    1,627    8,134,648            -         -              -     8,136,275
Constructive dividend
   for fair value of
   notes payable
   issued to NuOasis             -       -              -        -   (7,000,000)           -         -              -    (7,000,000)
Unrealized loss on
    marketable securities        -       -              -        -            -            -   133,000              -       133,000
Foreign currency
    translation adjustment       -       -              -        -            -            -   154,781              -       154,781
Net loss                         -       -              -        -            -  (10,807,411)        -              -   (10,807,411)
Balances, June 30, 1999          -       -      3,190,705    3,190   23,462,668  (24,176,499) (233,924)    (6,000,000)   (6,944,565)

       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.

                   For The Years Ended June 30, 2000 and 1999

                                                                                            Accumulated     Notes
                                                                  Additional                   Other      Receivable
                           Preferred Stock    Common Stock         Paid-In     Accumulated  Comprehensive    From
                                                                   Capital       Deficit    Income (Loss)  Resorts     Total

                           Shares   Amount  Shares      Amount
Common stock issued
  for investment in CHL         -        -      750,000     750     2,249,250             -            -            -     2,250,000
Conversion on notes
    payable into common
    stock                       -        -    8,111,240   8,111     6,991,889             -            -            -     7,000,000
Common stock issued for
    lease deposit               -        -      550,000     550     1,999,450             -            -            -     2,000,000
Common stock issued for
    services and other          -        -        9,270      10        21,990             -            -            -        22,000

Unrealized loss on
    marketable securities       -        -            -       -             -             -     (237,000)           -       (57,750)

Foreign currency
    translation adjustment      -        -            -       -             -             -      215,962            -       215,962

Net loss                        -        -            -       -             -    (3,976,078)           -            -    (3,626,078)
Balances, June 30, 2000         -   $    -   12,611,215 $12,611   $34,725,247  $(28,152,577) $   219,038  $(6,000,000) $    804,319



       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                   For The Years Ended June 30, 2000 and 1999


                                                           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $   (3,976,078)  $(10,807,411)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and  amortization                          42,619          9,777
    (Gain)/Loss on sale of marketable securities           295,750        803,000
    Impairment of goodwill                                       -      8,006,241
    Impairment of lease deposit                            647,000        313,000
    Services exchanged for marketable securities            52,750              -
  Changes in operating assets and liabilities:
    Accounts receivable                                   (111,426)       245,734
    Inventory                                              (24,649)         1,111
    Other assets                                          (225,657)       (84,729)
    Accounts payable                                        18,553         89,445
    Accrued liabilities                                     59,428       (166,729)
    Due Lessor                                           1,826,423      1,456,450
Net cash used in operating activities                   (1,395,287)      (134,111)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                           -       (266,611)
Other assets                                                     -       (345,980)
Net cash used in investing activities                            -       (612,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances due from Lessor                                         -       (198,966)
Payments on notes payable                                        -        (25,000)
Advances from related party                                 50,000              -
Advances (repayments) from NuOasis                       1,777,306        296,381
Capital contributions                                            -        466,750

Net cash provided by financing activities                1,827,306        539,165
Foreign currency effect on cash                            215,962        154,781

Net increase (decrease) in cash                            647,981        (52,756)
Cash and cash equivalents at beginning of year              51,698        104,454
Cash and cash equivalents at end of year            $      699,679   $     51,698



       See accompanying notes to these consolidated financial statements.

                        OASIS RESORTS INTERNATIONAL, INC.

                   For The Years Ended June 30, 2000 and 1999



                                                                                   2000                  1999
Supplemental Disclosure of Cash Flows -
     Cash paid during the year for interest                                $        220,000      $         350,489
Non-Cash Financing and Investing Activities:
     Common stock issued for lease deposit                                        2,000,000                      -
     Conversion of notes payable issued to NuOasis                                7,000,000                      -
     Common stock issued for acquisition advance - CHL                            2,250,000                      -
     Contribution of notes receivable from Resorts in recapitalization                    -             10,000,000
     Effective capital contribution from cancellation of notes issued to
         CPL for shares of CPRC in restructuring                                          -             13,000,000
     Effective capital contribution resulting from restructuring                          -             10,000,000
     Exchange of note receivable from Resorts in restructuring                            -              3,000,000
     Notes payable assumed in reverse acquisition with Oasis III                          -              3,925,000
     Acquisition of land held for development in reverse acquisition
         with Oasis III                                                                   -              3,700,000
     Estimated fair value of shares retained by shareholders of Oasis in
         reverse acquisition                                                              -              8,136,275
     Constructive dividend resulting from estimated fair value of notes
         payable issued in reverse acquisition of Oasis                                   -              7,000,000
     Receivable from NuOasis resulting from sale of marketable
         securities                                                                       -                264,000













       See accompanying notes to these consolidated financial statements.

1 - Organization and History

Oasis Resorts International, Inc., a Nevada corporation, was originally incorporated under the name Flexweight Drill Pipe Company in 1958. Oasis Resorts International Inc., herein referred to as "Oasis" and its subsidiaries (collectively the "Company"), operate a resort hotel in Tunisia, North Africa, and held undeveloped land in Oasis, Nevada. Management intends to develop casino gaming operations in Tunisia. Substantially all operations included herein are those of the Le Palace Hotel and Resort.

On May 1, 1998, Oasis, then Flexweight Corporation, merged with Oasis Resorts, Hotel & Casino-III, Inc. ("Oasis III"), which held assets representing 20 acres of partially-developed land in Oasis, Nevada. In connection with the merger, Oasis issued 602,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis III. In addition, the Company issued the shareholders of Oasis III 200,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998 (Note 5). Upon the close of the merger, the shareholders of Oasis held 149,916 shares of common stock and the shareholders of Oasis III held approximately 80% of the issued and outstanding common stock of Oasis. Oasis III has title to 20 acres of commercial real estate located in Nevada which management intends to develop into a gaming complex. There are no assurances that the Company will be successful in developing such gaming complex.

On October 19, 1998, the Company reincorporated in Nevada and changed its name from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. The Company then entered into an exchange agreement with NuOasis International, Inc. ("NuOasis"), a wholly-owned subsidiary of NuOasis Resorts, Inc. ("Resorts") to acquire NuOasis' 75% interest in Cleopatra Palace Resorts and Casinos Ltd. ("CPRC"). CPRC had previously acquired all of the equity interest owned by NuOasis in Cleopatra Cap Gammarth, Limited ("CCGL") which intends to operate the Cleopatra Cap Gammarth Casino (the "Cap Gammarth Casino"), a right to re-acquire a 70% interest in Cleopatra Hammamet Limited ("CHL"), which operates the casino Cleopatra Hammamet Casino, and Cleopatra's World, Inc. ("CWI") which operates the Le Palace Hotel & Resort at Cap Gammarth (see Note 3). All of the properties are located in Tunisia. Cleopatra Palace Ltd. ("CPL") is a predecessor company to CPRC, an entity controlled by NuOasis, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

In connection with the acquisition of CPRC, the Company issued 1,363,450 shares of common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis in exchange for certain assets in NuOasis. At the time of the transaction, Oasis had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the enterprise value of Oasis at the date of the reverse acquisition of approximately $16.6 million, the Company valued the notes at $7 million. On November 15, 1999, management of Oasis agreed to extinguish the notes and cancel the 7,200,000 warrants for the issuance of 8,111,240 shares of the Company's common stock (Note 9), such that the NuOasis shareholders control approximately 86% of the Company's issued and outstanding common stock.

                        OASIS RESORTS INTERNATIONAL, INC.

On April 1, 2000, the Company entered into an agreement to acquire 60% of the voting capital stock of CHL from an unrelated party (see Note 3) for 750,000 shares of its common stock valued at $2,250,000. The common shares of the Company were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will be closed. In connection with the agreement, the seller was required to provide $600,000 of working capital to CHL, of which $300,000 was paid by the seller. NuOasis loaned the remaining $300,000 to CHL and will be repaid by the seller either in cash or by a portion of the Company's common stock issued to seller.

2 - Basis of Presentation and Principles of Accounting

Basis of Presentation

This acquisition of NuOasis interests by the Company on October 19, 1998, is accounted for as a reverse acquisition, whereby NuOasis is the acquiror, since the operations of NuOasis are more significant than Oasis and NuOasis acquired a controlling interest in the Company on November 15, 1999. Accordingly, the accompanying consolidated financial statements include the historical assets and liabilities, and the historical operations of NuOasis interests acquired for all periods presented. The operations of Oasis are included in the accompanying consolidated financial statements from the date of acquisition, October 19, 1998, through June 30, 1999. The net assets of Oasis were recorded at fair value at the date of acquisition. Assets, consisting primarily of land valued at $3.7 million based upon an independent appraisal, and marketable securities of $350,000, and liabilities consisting of $3.975 million in secured notes, were recorded at fair value. The purchase price in the reverse acquisition was approximately $8.1 million, with the excess of the purchase price over the fair value of the net assets acquired of $8 million allocated to goodwill (see below).

Proforma Financial Data

The unaudited proforma statements of operations data for the year ending June 30, 1999, assuming the acquisition of Oasis occurred on July 1, 1998, are as follows:


                                                              1999
Revenues                                              $       5,522,626
Net loss                                              $     (10,106,787)
Basic and diluted net loss per share                  $           (3.17)

The above unaudited proforma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred on July 1, 1998.

                        OASIS RESORTS INTERNATIONAL, INC.

Going Concern Considerations

The Company has recurring losses from operations, and at June 30, 2000, the Company has a working capital deficit of $5.6 million. The Company requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

1. Acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.0 million dollars of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million(Note 3). The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful.

2. Should the offer to acquire the Cap Gammarth Complex not be accepted, management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

3. Finally, management intends to pursue collection of its judgment against SALT. Management is currently attempting to seek collection by perfecting its claim in the Tunisian courts. Management believes that it will successfully perfect its judgement, which is expected to result in the Company foreclosing on the interest of SALT and the individual defendants' equity ownership of SALT.

There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against SALT. No adjustments have been made to the accompanying consolidated financial statements as a result of these uncertainties.

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

                        OASIS RESORTS INTERNATIONAL, INC.

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

Property and Equipment

Property and equipment are depreciated over their estimated useful lives using the straight-line method ranging from three to five years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Depreciation expense reflected in the accompanying consolidated financial statements was not significant.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over the expected benefit period. As discussed above, the Company generated goodwill of $8 million in connection with the reverse acquisition of Oasis on October 19, 1998 (see impairment discussion below).

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

Oasis originally acquired its interest in Oasis III in May 1998. Oasis III had no significant operations, however, Oasis III has a management team, which upon the close of a funding, intends to obtain a casino gaming license in the state of Nevada. The Company has been seeking capital to begin construction of its casino in Oasis, Nevada, with the assistance of NuVen Advisors, Inc. ("NuVen"), an affiliate of NuOasis, since July 1998. Through June 30, 1999, the Company had been unsuccessful in obtaining necessary financing, one year after commencing its search for capital with the assistance of NuVen, and accordingly, the Company charged operations totaling $8 million, since the recovery of such goodwill is unlikely. Through September 30, 2000, no construction financing has been obtained by management of the Company to commence its development in Oasis, Nevada.

                        OASIS RESORTS INTERNATIONAL, INC.

Interest Capitalization

The Company will capitalize interest charges incurred during active development of its land. Since management has curtailed development until such time funds are raised, no interest is capitalized. No interest has been capitalized during the years presented.

Investment, at cost

The Company holds a 6% equity interest in SALT. This investment is carried at cost, less amounts deemed necessary to reflect the asset at its net realizable value due to uncertainties about the viability of SALT. The carrying value at June 30, 2000 is $2 million.

Foreign Currency

The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at the average exchange rate for the fiscal year. The cumulative translation effects are reflected in stockholders' deficit. Foreign currency gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

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

The Company's net deferred tax assets at June 30, 2000, consist of net operating loss carryforwards amounting to approximately $20 million. At June 30, 2000, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling $8 million. During the years ended June 30, 2000 and 1999, the Company's valuation allowance increased $1.5 million, and $4 million, respectively. The Company's annual use of net operating loss carryforwards are limited due to the change in ownership experienced in fiscal 1999. No benefit for income taxes has been provided since all deferral tax assets have been fully reserved. Income tax expense is not material to the accompanying consolidated statements of operations.

                        OASIS RESORTS INTERNATIONAL, INC.

The Company, and its subsidiaries, have not filed federal income tax returns for several years. Federal law requires the Company to disclose information about its holdings outside the United States which management has not completed through the date of this report. In the event management does not complete its filing of its federal income tax returns, the net operating losses discussed above will not be available. Management intends to complete its delinquent filings in fiscal 2001, and they do not believe that penalties, if any, imposed for lack of filing its income tax returns will be material.

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

Stock Split

Share and per share amounts have been retroactively restated for all periods presented to reflect the one for five reverse stock split approved on February 8, 2000 (Note 9).

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

Reporting Comprehensive Income

The Company reports the components of comprehensive income (loss) using the income statement approach. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). Components which give rise to the other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

Disclosures about Segments of an Enterprise and Related Information

The Company provides disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The Company defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. During the periods presented, the Company had only one reportable operating segment.

                        OASIS RESORTS INTERNATIONAL, INC.

Stock-based Compensation

The Company accounts for its employee stock options using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," had been applied. Through June 30, 2000, the Company had no employee stock options outstanding.

The Company accounts for transactions in which goods or services are the consideration received for the issuances of its equity instruments based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Under the provisions of FAS 133, the Company will be required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure these instruments at fair value. The Company has adopted FAS 133 during fiscal 1999 with no material impact on its current financial position or results of operations. Currently, the Company does not have any instruments that would qualify as derivatives under FAS 133.

Financial assets with carrying values approximating fair value include cash and cash equivalents, marketable securities, notes receivable and other investments. Financial liabilities with carrying values approximating fair value include accounts payable and accrued interest, and notes payable. Notes due to and from related parties have no readily ascertainable fair value.

3 - Tunisian Operations

Restructuring

As stated in Note 1, NuOasis entered into an exchange agreement to acquire its 75% interest in CPRC on July 1, 1998. CPRC was formed by the management of NuOasis as a means to consolidate its off-shore hotel and casino operations, principally in Tunisia. CPRC was a multi-step restructuring, whereby CPRC first issued 12,553,125 shares to CWI to acquire from CWI its 9% equity interest in SALT, the SALT Casino Lease rights, and $1.9 million note due from Club Hammamet; CWI, immediately thereafter, exchanged 8,490,625 CPRC shares to fully satisfy the $13 million notes payable to CWI. CPRC then acquired the remaining CPL assets for 946,875 shares and a $3 million note due from Resorts, acquired an 80% interest in CWI, a 100% interest in Club Hammamet from NuOasis for 11,500,000 CPRC shares, and finally, CPRC increased its ownership in CCGL to 90% by assigning to CCGL, $3.5 million of notes due from Resorts and its rights to the SALT Casino Lease. As a result, CPRC owned an 80% interest in CWI, a 90% interest in CCGL, rights to certain interests in Club Hammamet, and a 9% equity interest in SALT.

                        OASIS RESORTS INTERNATIONAL, INC.

Le Palace Hotel & Resort

CPRC owns an 80% interest in the capital stock of CWI. CWI operates the Le Palace Hotel under a 15-year operating agreement with the Lessor. At present, the parties are in dispute over rental payments. An initial arbitration award covering rent through 1998 has been rendered. Although the award due the Lessor is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the years 1999 and 2000, which demands that STTG be required to complete the complex and pay economic damages suffered by it.

Because the parties have been unable to agree upon a long term solution, the Company's management has been unable to generate working capital or financing to pay the rent that was awarded. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. CWI continues to seek legal reprieve. CWI believes that the most viable long term solution is for it to purchase the Cap Gammarth Complex. Management has tendered an offer of 24.0 million Tunisian Dinars ($18.0 million converted to U.S. dollars at the exchange rate on June 30, 2000) to acquire the Cap Gammarth Complex, which does not include the Cap Gammarth Casino. Management has secured a commitment from a domestic, private investment fund to enable them to effect the transaction.

There are no assurances that the Company will be successful in receiving an acceptance to its offer or that the financing will be available in the event the offer is accepted. In the event management is unable to complete the acquisition or fails to pay the past-due lease payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel. Since the Company has only one operating subsidiary, CWI, all revenues, substantially all operating assets, such as accounts receivable and inventory, and operating liabilities, such as accounts payable and amounts due to Lessor, are those of the operations of the Le Palace Hotel.

In connection with the operation of the Le Palace Hotel & Resorts, the Company provides employees of Societe Touristique Tunisie-Golfe ("STTG" or the "Lessor") meals and allowances while working at the Cap Gammarth complex. In fiscal 2000 and 1999, the Company incurred reimbursable expenses amounting to approximately $100,000 and $199,000, respectively, which were offset against amounts accrued for rents.

Cleopatra Cap Gammarth Casino

Cleopatra has rights to an operating lease of a 200,000 square foot casino and Las Vegas-style showroom, construction which is substantially complete, pursuant to a Casino Lease Agreement and Operating Management Contract with STTG. The lease on the Cap Gammarth Casino was transferred by SALT resulting in a change in lessor from STTG to SALT. See Note 8 for further discussion of this lease arrangement.

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

                        OASIS RESORTS INTERNATIONAL, INC.

been recorded in these consolidated financial statements as a result of this potential gain contingency.

Hammamet Casino

In October 1994, CPL entered into an agreement with Club Hammamet to lease and operate a 60,000 square foot casino (held by the Seller) and French-style cabaret recently completed in Hammamet, Tunisia (the "Hammamet Casino"). On or about September 26, 1997, in order to finance the remaining expenditures on the Hammamet Casino, the Company and Club Hammamet entered into an agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric"), pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Club Hammamet. In making the first annual lease payments on the Hammamet Casino, the Company pledged to Cedric its 70% interest in Hammamet Casino. The Company and Cedric agreed that Cedric will return such interest when and if the Company reimburses Cedric for all funds advanced prior to September 26, 1998 (on an all or nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and the Company forfeited its right to reacquire its interest in Hammamet Casino. Accordingly, the Company impaired its interest in Hammamet Casino and charged operations approximately $1.9 million in fiscal 1998.

As discussed in Note 1, on April 1, 2000, the Company entered into an agreement to acquire its 70% interest in CHL for 750,000 shares of common stock valued at $2.25 million. The Company has not closed the transaction, however, the consideration was tendered. The Seller was required to contributed $600,000 of working capital and settle all past due rents, owed by the Seller. The Seller contributed $300,000 of the required capital. Resorts agreed to contribute the balance of the $300,000 in exchange for 107,500 shares of the Company's common stock through NuOasis. According to management of CHL, CHL has incurred operating losses since opening the Hammamet Casino in 1997. In the event the transaction is completed, CHL will require significant working capital to fund operating losses until such time, if ever, CHL becomes profitable.

4 - Marketable Securities

At June 30, 1998, the Company held 2,000,000 shares of Resorts and 880,000 shares of Hartcourt as available-for-sale securities. Through the acquisition of Oasis III, the Company acquired an additional 3,250,000 shares of Resort's common stock valued at $350,000.

During fiscal 1999, NuOasis, on behalf of the Company, liquidated 741,872 shares of the Hartcourt companies for $264,000. In connection therewith, the Company recorded a loss of $803,000 in fiscal 1999. At June 30, 1999, the Company had a receivable from NuOasis totaling $264,000 and such amount was paid in fiscal 2000. During fiscal 2000, the Company sold 138,128 shares of Hartcourt for $199,000, resulting in a gain totaling $1,000. During fiscal 2000, the Company exchanged its 3,250,000 shares of Resorts for consulting services. The shares of Resorts were valued at $55,250 upon the exchange, resulting in a loss totaling $294,750.

As of June 30, 2000, the Company holds 2,000,000 NuOasis shares with an original cost of $254,000 and a market value at June 30, 200 or $34,000.

                        OASIS RESORTS INTERNATIONAL, INC.

5 - Land Held for Development

As discussed in Note 1, Oasis III retained a 20-acre interest in partially-developed land located in Oasis, Nevada and an option to acquire an additional 30 acres adjacent to the 20-acre interest. The subject property was subdivided from a 1100-acre parcel originally purchased on December 27, 1995, for $1,450,000 by Oasis International Hotel & Casino, Inc. ("OIHC"), a current shareholder of the Company through the merger of Oasis III on May 1, 1998 (Note
1). The property contains a 6-unit motel and an eight-pump truck stop, including a cafe and mini store; however, these assets have not been in operation since 1996. Substantial expenditures would have to be made to the property improvements in order for the property to be operative in its current state.

In December 1998, the Company obtained an independent appraisal valuing the 20-acre parcel at $3.7 million on an "as-is" basis. In connection with the reverse acquisition (Note 1), the Company valued the property at $3.7 million. All land-related interest costs incurred subsequent to October 19, 1998, have been expensed as incurred. In connection with the reverse acquisition, the Company assumed a $550,000 First Trust Deed Note Payable to an unrelated party and a Second Trust Deed Note Payable to OIHC totaling $3,450,000 (see Note 7).

6 - Lease deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the Lessor of the Le Palace Hotel. In fiscal 1998, the Company pledged 200,000 shares of its common stock as collateral for the required lease deposit. At June 30, 1999, the value of the underlying securities was $687,000. The Company charged operations of $313,000 in 1999 as a result of this decline in value. At June 30, 1999, the Company was deficient in the collateral held for the lease deposit, and in February 2000, the Company issued 550,000 shares of its common stock valued at $2,000,000 to provide additional security under the lease agreement. At June 30, 2000, the value of the Company's common stock held by CWI for the lease deposit on the Le Palace Hotel declined to $2,040,000. Based on this impairment, the Company recorded $647,000 as a charge to operations in fiscal 2000. Subsequent to June 30, 2000, the value of the Company's common stock declined significantly. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

7 - Notes Payable

In connection with the reverse acquisition of Oasis III on October 19, 1998, Oasis assumed the $550,000 note payable (See Note 5). The note was due May 11, 1999, with interest-only payments (at an annual rate of 10.0% per annum) of $4,500 per month. During fiscal 2000, the Company repaid principal totaling $50,000. The note amounting to $500,000, outstanding at June 30, 2000, is in technical default is currently due on demand. The holder of the note has not made a demand for payment. Total interest expense included in operations in connection with this note in fiscal 2000 and 1999 was approximately $54,000 and $45,000, respectively.

                        OASIS RESORTS INTERNATIONAL, INC.

The Company also assumed a Second Deed of Trust note payable in the amount of $3.450 million related to the 20-acre parcel payable to OIHC. The term of this Second Deed of Trust is for 30 years principal and interest payable at 9% per annum. The Company has been unable to make the required principal payments; however, the Second Trust Deed holder has waived its rights under the events of default for a period of one year. The Company's ability to continue to make the required payments is contingent upon its raising additional capital. The principal amount outstanding at June 30, 2000, was $3.4 million. Total interest expense in fiscal 2000 and 1999 was $321,917 and $305,792, respectively related to this note agreement.

Future annual minimum principal payments of notes payable at June 30, 2000 are as follows:


        Year Ending
          June 30                           Amounts Due
           2001                          $    629,424
           2002                                30,846
           2003                                33,740
           2004                                36,905
           2005                                40,207
        Thereafter                       $  3,128,437

8 - Commitments and Contingencies

Leases

CCGL and CWI are lessees under lease agreements related to the Cap Gammarth Casino and the Le Palace Hotel, respectively, which require annual lease payments to be made, monthly or quarterly, over their respective terms, which are 11 to 20 years (also see Note 3). The leases are renewable automatically for two five-year terms. The Company has not begun operations at the Cap Gammarth Casino; therefore, this lease is not yet in effect. Upon consummating the lease, the Company will be required to pay the amounts reflected in the table below. Management expects the lease to be consummated by December 2000. Future annual minimum lease payments in each of the next five years and thereafter at June 30, 2000 are as follows:

                                               Amounts Due
                       Cap
 Year Ending         Gammarth         Le Palace
   June 30            Casino            Hotel           Total
    2001          $   3,000,000    $   8,046,861    $  11,046,861
    2002              3,000,000        4,007,150        7,007,150
    2003              3,300,000        4,287,650        7,587,650
    2004              3,600,000        4,587,785        8,187,785
    2005              3,900,000        4,908,930        8,808,930
 Thereafter          74,700,000       52,872,889      127,572,889
                  $  91,500,000    $  78,711,265    $ 170,211,265

                        OASIS RESORTS INTERNATIONAL, INC.

Prior to taking possession of the Cleopatra Cap Gammarth Casino under its lease agreement, the Company is required to make a lease deposit totaling $1 million. No rent expense has been included in operations under this arrangement. Total rent expense included in operations under the Le Palace Hotel lease for the years ended June 30, 2000 and 1999, was $2.6 million and $2.5 million, respectively.

Litigation

The Company has been a party to litigation with STTG due to significant delays in completing the Le Palace Hotel & Resorts. Through June 30, 2000, the Company has not paid rents to STTG in connection with its lease arrangement. However, the Company has paid opening costs and purchased equipment totaling approximately $1.8 million which were the responsibility of STTG. STTG filed a complaint and received an arbitration award for calendar year lease rental payments for 1997 and 1998, net of amounts expended by the Company. At June 30, 2000, the Company owed STTG approximately $4.04 million for the net rental payments under the agreement. Also, see Note 3 for discussion of amounts due to the Company from STTG.

The Company is subject to claims and suits that arise from time to time out of the ordinary course of its business. Through June 30, 2000, management of the Company is not aware of any claims that will have a material impact on the Company's business, financial condition or results of operations which are not reflected in the accompanying consolidated financial statements other than the matter discussed in the preceding paragraph.

9 - Stockholders' Equity (Deficit)

Capital Structure

Effective October 19, 1998, the Company increased its authorized capital stock from 25,000,000 shares of $0.10 par value common stock to 75,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. Each share of the Company was exchanged for one (1) share in the new corporation. All share amounts have been restated to reflect this amendment to the Company's Articles of Incorporation. On February 8, 2000, the board of directors approved a one for five reverse stock split of the Company's $0.001 par value common stock (Note 2).

Common Stock

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

                        OASIS RESORTS INTERNATIONAL, INC.

As discussed in Note 1, the Company's reverse acquisition caused the 1,563,450 shares of common stock held by NuOasis on October 19, 1998, to be reflected as outstanding prior to the merger, with the 1,627,255 shares held by the Oasis shareholders reflected as consideration for the reverse acquisition. The NuOasis shareholders were issued 1,363,450 shares of the Company's common stock in connection with the reverse acquisition (Note 1) and 200,000 shares issued in the exchange for 3,250,000 shares of Resorts (Note 10). The 1,627,255 shares were valued by the board of directors of the Company at $5.00 per share or $8.1 million, based on the market price of the Company's common stock subsequent to the close of the transaction.

On November 15, 1999, the Company issued 8,111,240 shares of its common stock in satisfaction of notes payable to NuOasis valued at $7,000,000 and warrants to purchase 7,200,000 at $30.00 per share.

On February 5, 2000, the Company issued 550,000 shares of its common stock valued at Two Million Dollars ($2,000,000) for the Le Palace Hotel lease deposit.

On April 17, 2000, the Company issued 750,000 shares of common stock valued at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) in connection with its proposed acquisition of CHL. Such shares are subject to forfeiture in the even the acquisition of CHL is not completed.

See Note 11 for additional stock transactions subsequent to year end.

Common Stock Purchase Warrants

Prior to October 19, 1998, the Company issued options to purchase 200,000 shares at $0.50 per share and options to purchase 70,000 shares at $30.00 per share. Such options and warrants expire from July 1, 2001 to July 1, 2003. These options are currently outstanding and exercisable. On October 19, 1998, the Company issued warrants to purchase 7,200,000 shares at $30.00 per share. On November 15, 1999, the Company canceled such warrants to purchase 7,200,000 shares of common stock as part of the extinguishment of notes payable to NuOasis (Note 1).

                        OASIS RESORTS INTERNATIONAL, INC.

Notes Receivable From Resorts

On June 30, 1998, had Nine Million Dollars ($9,000,000) of notes receivable from Resorts. During fiscal 1999, the Company received Three Million Dollars ($3,000,000) in value in connection with the restructuring. These notes are due on demand and bear interest at the rate of 6% per annum. Management has reflected such notes as a reduction of shareholders' deficit since the original capitalization was reflected as additional paid-in capital. Management of Resorts intends to satisfy these notes with in-kind consideration; however it is unlikely that Resorts will be able to repay the notes. In the event the Notes are worthless, management will reduce additional paid-in capital.

10 - Related Party Transactions

Director Compensation

Two directors of the Company have entered into agreements which expired September 30, 1999, but have continued on a month-to-month basis since that date, which provide for payments of $3,000 per month. No payments have been made. Included in accounts payable are amounts due such directors of $72,000 at June 30, 1999. Also see Note 11 below.

See Notes 1, 3, 8, and 9 for additional related party transactions.

11 - Subsequent Events

On December 29, 1999, the Company entered into an agreement with an unrelated entity to acquire common stock of Virtual Gaming Technology, Inc. ("VGAM") in exchange for common stock of the Company, the number of shares of which were to be determined at a later date. On August 31, 2000, the Board of Directors approved the exchange whereby the Company would issue 4,802,032 shares of its newly issued common stock for 1,200,508 shares of VGAM. The transaction closed on August 31, 2000. The Company valued the securities at $4,754,012 based on the closing price of the Company's common stock on August 31, 2000, less a discount of 20%, for blockage, since the shares VGAM are thinly traded.

On August 31, 2000, the Company issued 359,515 shares of common stock to directors and consultants valued at $355,920. Such shares will be registered under the 1933 Securities Act.