Form 10QSB
period 2000-09-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2000-11-20
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000                 Commission File No. 0-9476



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

     Common Stock $.001 par; 17,772,762 shares as of November 14, 2000

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                           Page

                                     PART I


Item 1.     Financial Statements

            Consolidated Balance Sheet as of September......................  2
             30, 2000 (unaudited)

            Consolidated Statements of Operations and
             Comprehensive Loss for the Three Months Ended
             September 30, 2000 and 1999 (unaudited)........................  3

            Consolidated Statements of Cash Flows for
             the Three Months Ended September 30, 2000
             and 1999 (unaudited)...........................................  4

            Notes to Consolidated Financial Statements .....................  5


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................8


                                     PART II

Item 1.     Legal Proceedings................................................ 9

Item 2.     Changes In Securities............................................ 9

Item 3.     Defaults Upon Senior Securities.................................. 9

Item 4.     Submission Of Matters To A Vote of Security Holders.............. 9

Item 5.     Other Information................................................ 9

Item 6.     Exhibits And Reports On Form 8-K................................. 9

            Signatures...................................................... 10

                        OASIS RESORTS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                          $    492,000
Accounts receivable, net of allowance
  for doubtful accounts of $98,000                                      987,000
Inventory                                                               162,000
Marketable securities                                                 2,975,000
Other current assets                                                    147,000

 Total current assets                                                 4,763,000

Property and equipment, net                                             137,000
Lease deposit                                                           300,000
Land held for development                                             3,700,000
Investment, at cost                                                   2,000,000
Acquisition advances                                                  2,250,000
Other                                                                   106,000

  Total assets                                                     $ 13,256,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $  1,742,000
Due Lessor                                                            4,152,000
Accrued liabilities                                                     698,000
Current portion of notes payable                                        639,000

  Total current liabilities                                           7,231,000

Notes payable, net of current portion                                 3,260,000
Due to NuOasis                                                          477,000

  Total liabilities                                                  10,968,000

Commitments and contingencies
Stockholders' equity:
 Preferred stock, par value $0.001; 25,000,000 shares
   authorized, no shares issued and outstanding                               -
 Common stock, par value $0.001; 75,000,000 shares
   authorized, 17,772,762 shares issued and outstanding                  18,000
 Additional paid-in capital                                          38,879,000
 Accumulated deficit                                                (30,246,000)
 Accumulated other comprehensive loss                                  (363,000)
 Notes receivable from Resorts                                       (6,000,000)

  Total stockholders' equity                                          2,288,000

 Total liabilities and stockholders' equity                        $ 13,256,000

  See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.

     Condensed Consolidated Statements of Operations and Comprehensive Loss
                           For the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                       2000            1999

Revenues                                           $  1,963,000   $ 2,008,000

Cost of revenues                                      1,528,000     1,728,000

Gross profit                                            435,000       280,000

Selling, general and administrative expenses            692,000       235,000
Impairment of long-lived assets                       1,740,000       523,000

Loss from operations                                 (1,997,000)     (478,000)

Interest and other                                       96,000        90,000

Net loss                                             (2,093,000)     (568,000)

Other comprehensive income (loss):
 Unrealized loss on marketable security                (862,000)     (131,000)
 Foreign currency translation adjustment                280,000       100,000

Comprehensive loss                                 $ (2,675,000)  $  (599,000)

Basic and diluted net loss per common
 share                                             $       (.15)  $      (.18)

Weighted average common shares
 included in basic and fully diluted
 shares outstanding                                  14,331,731     3,190,705









   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)


                                                           Three Months
                                                        Ended September 30,
                                                       2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $ (2,093,000)  $   (568,000)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
 Depreciation and amortization                            8,000          2,000
 Common stock issued for services rendered              356,000              -
 Impairment of lease deposit                          1,740,000        523,000
 Increases (decreases) in changes in assets
  and liabilities:
   Accounts receivable                                 (502,000)      (167,000)
   Inventory                                             33,000         (2,000)
   Other assets                                          16,000              -
   Accounts payable                                     (77,000)        (9,000)
   Accrued expenses                                      76,000       (286,000)
   Due Lessor                                           112,000        400,000

Net cash used by operating activities                  (331,000)      (107,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and furnishings                       -              -

Net cash used by investing activities                         -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to NuOasis                                   (156,000)             -

Net cash used by financing activities                  (156,000)             -

Foreign currency effect on cash                         280,000        100,000

Net decrease in cash                                   (207,000)        (7,000)

Cash and cash equivalents, beginning of period          699,000         52,000

Cash and cash equivalents, end of period           $    492,000   $     45,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

 Cash paid during the period for:
  Interest                                         $          -   $          -






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

On April 1, 2000, the Company entered into an agreement to acquire 60% of the voting capital stock of Cleopatra Hammamet Limited ("CHL") from an unrelated party for 750,000 shares of its common stock valued at $2,250,000. The common shares of the Company were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will be closed. In connection with the agreement, the seller was required to provide $600,000 of working capital to CHL, of which $300,000 was paid by the seller. NuOasis loaned the remaining $300,000 to CHL and will be repaid by the seller either in cash or by a portion of the Company's common stock issued to the seller. The financial results of CHL are not included in these financial statements.

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

Going Concern Considerations

The Company has recurring losses from operations, and at September 30, 2000, the Company has a working capital deficit of $2.4 million. The Company has certain marketable securities which have declined in value, substantially increasing the working capital deficit in excess of $4.5 million. The Company requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

1. Acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.2 million dollars of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. STTG has tentatively accepted the Company's offer to purchase the Cap Gammarth Complex. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful. There are no assurances that the acquisition of the cap Gammarth Complex will be completed.

2. Should the acquisition of the Cap Gammarth Complex not be completed, management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

3. Finally, management intends to pursue collection of its judgment against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"). Management is currently attempting to seek collection by perfecting its claim in the Tunisian courts. Management believes that it will successfully perfect its judgement, which is expected to result in the Company foreclosing on the interest of SALT and the individual defendants' equity ownership of SALT.

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

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2000, and for the three months ended September 30, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the three months ended September 30, 2000 and 1999.

The Company is required to have its quarterly condensed, consolidated financial statements for the three months ended September 30, 2000, reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements because certain information from Cleopatra World, Inc. relating to the operations in Tunisia could not be obtained. Management was required to make certain estimates relating to the operations in Tunisia for the three months ended September 30, 2000. While management is of the opinion these estimates fairly state the results for the period, the actual results may differ materially from those estimates. We will file an amendment to this Form 10-QSB, if necessary, when we are able to provide our independent accountants the information required to complete their review of the Tunisian portion of these financial statements.

Note 3 - Marketable Securities

On December 29, 1999, the Company entered into an agreement with an unrelated entity to acquire common stock of Virtual Gaming Technology, Inc. ("VGAM") in exchange for common stock of the Company, the number of shares of which were to be determined at a later date. On August 31, 2000, the Company's board of directors approved the exchange whereby the Company would issue 4,802,032 shares of its newly issued common stock for 1,200,508 shares of VGAM. The transaction closed on August 31, 2000. The Company valued the securities at approximately $3,803,000 based on the closing price of the Company's common stock on August 31, 2000, net of a discount of 20%, for blockage, since the shares of VGAM are thinly traded. At September 30, 2000, these shares were included in marketable securities at a value of approximately $2,941,000. The difference between the value of the shares at September 30, 2000 and the cost of the shares of approximately $862,000 has been reflected as a component of stockholders' equity and other comprehensive loss. Subsequent to September 30, 2000, these shares have incurred a further decline in value.

Note 4 - Lease Deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the Lessor of the Le Palace Hotel. In fiscal 1998, the Company pledged 200,000 shares of its common stock as collateral for the required lease deposit. In February 2000, the Company issued 550,000 shares of its common stock valued at $2,000,000 to provide additional security under the lease agreement. At September 30, 2000, the value of the Company's common stock held by CWI for the lease deposit on the Le Palace Hotel declined to $300,000. Based on this impairment, the Company recorded $1,740,000 as a charge to operations in the first quarter of fiscal 2001. Subsequent to September 30, 2000, the value of the Company's common stock has continued to decline. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

Note 5 - Stockholders' Equity

On August 31, 2000, the Company issued 359,515 shares of common stock to directors and consultants valued at $355,920. The Company's management intends to register these shares under the 1933 Securities Act.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

     The historical financial information presented has been adjusted to give effect to the reverse merger as described in Note 1 to the financial statements.

Results of Operations -
     Quarter Ended September 30, 2000 Compared to Quarter Ended
     September 30, 1999

     Revenues for the first quarter of fiscal 2001 were $2.0 million which was slightly below the revenues of the fiscal 2000 first quarter after currency translation, although revenue in Tunisian dinar was higher in the first quarter of fiscal 2001 vs. fiscal 2000. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

     Total cost of revenues were $1.5 million in the current quarter compared to $1.7 million in the fiscal 2000 first quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $457,000. The Company also recorded an impairment of the value of the lease deposit of $1,740,000 in the current quarter based on the decline in value of the Oasis stock on deposit.

Liquidity and Capital Resources

The Company's working capital resources during the period ended September 30, 2000 were provided by utilizing the cash on hand at June 30, 2000 and from the operations of the Le Palace Hotel & Casino. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions being provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2001. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern. See Notes to Financial Statements for further discussion.

     The Company had a cash balance of approximately $492,000 at September 30, 2000.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. STTG has tentatively accepted the Company's offer to purchase the Cap Gammarth Complex.

PART II:      OTHER INFORMATION


Item 1.Legal Proceedings

     The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 2000.

Item 2.Changes in Securities

                  None

Item 3.Defaults Upon Senior Securities

                  None

Item 4.Submission of Matters to a Vote of Security Holders

                  None

Item 5.Other Information

                  None

Item 6.Exhibits And Reports On Form 8-K

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

                                  OASIS RESORTS INTERNATIONAL INC.
                                  (formerly, Flexweight Corporation)


Dated:   November 20, 2000        By:  /s/ Leonard J. Roman
                                       Leonard J. Roman
                                       Principal Accounting Officer and Director