Form 10QSB
period 2000-12-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2001-02-20
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000                 Commission File No. 0-9476



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

                                                           Yes X            No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

     Common Stock $.001 par; 17,772,762 shares as of February 15, 2001

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                          Page

                                     PART I


Item 1.     Financial Statements

            Consolidated Balance Sheet
              as of December 31, 2000 (unaudited).........................  2

            Consolidated Statements of Operations
              for the Three and Six Months Ended
              December 31, 2000 and 1999 (unaudited)......................  3

            Consolidated Statements of Cash Flows
              for the Six Months Ended
              December 31, 2000 and 1999 (unaudited)......................  4

            Notes to Consolidated Financial Statements ...................  5


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.................................................. 6


                                     PART II

Item 1.     Legal Proceedings.............................................. 8

Item 2.     Changes In Securities.......................................... 8

Item 3.     Defaults Upon Senior Securities................................ 8

Item 4.     Submission Of Matters To A Vote Of Security Holders............ 8

Item 5.     Other Information.............................................. 8

Item 6.     Exhibits And Reports On Form 8-K............................... 8

            Signatures..................................................... 9

                        OASIS RESORTS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                        $      53,000
Accounts receivable, net of allowance for
 Doubtful accounts of $98,000                                          824,000
Inventory                                                              146,000
Marketable securities                                                  560,000
Other current assets                                                   153,000

   Total current assets                                              1,736,000

Property and equipment, net                                            134,000
Lease deposit                                                          150,000
Land held for development                                            3,700,000
Investment, at cost                                                  2,000,000
Acquisition advances                                                 2,250,000
Other                                                                  110,000

   Total assets                                                  $  10,080,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $   1,627,000
Due Lessor                                                           4,693,000
Accrued liabilities                                                    828,000
Current portion of notes payable                                       500,000

   Total current liabilities                                         7,648,000

Notes payable, net of current portion                                3,400,000
Due to NuOasis                                                         118,000

   Total liabilities                                                11,166,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001; 25,000,000 shares
  authorized, no shares issued and outstanding                               -
Common stock, par value $0.001; 75,000,000 shares
  authorized, 17,772,762 shares issued and outstanding                  18,000
Additional paid-in capital                                          38,879,000
Accumulated deficit                                                (31,012,000)
Accumulated other comprehensive loss                                (2,971,000)
Notes receivable from Resorts                                       (6,000,000)

   Total stockholder' deficit                                       (1,086,000)

Total liabilities and stockholders' deficit                      $  10,080,000


   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)



                                  Three Months Ended      Six Months Ended,
                                    December 31,            December 31,
                                    2000        1999        2000         1999

Revenues                       $   949,000 $ 1,476,000 $ 2,912,000 $  3,484,000

Cost of revenues                 1,158,000   1,309,000   2,686,000    3,037,000

Gross profit                      (209,000)    167,000     226,000      447,000

Selling, general and
  administrative expenses          324,000     185,000   1,016,000      414,000

Impairment of long-lived assets    150,000           -   1,890,000            -

Income (loss) from operations     (683,000)    (18,000) (2,680,000)      33,000

Interest and other                  84,000      96,000     180,000      192,000

Net Loss                          (767,000)   (114,000) (2,860,000)    (159,000)

Other comprehensive income (loss):
Unrealized loss on
  marketable securities         (2,415,000)    131,000  (3,277,000)           -

Foreign currency translation
  adjustment                      (193,000)   (100,000)      87,000           -

Comprehensive loss             $(3,375,000) $  (83,000) $(6,050,000) $ (159,000)

Basic and diluted net loss
  per common share             $      (.04) $     (.02) $      (.18) $     (.03)

Weighted average common shares
  included in basic and fully
  diluted shares outstanding    17,772,762   7,336,450   16,052,247   5,263,577
















   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)


                                                           Six Months
                                                        Ended December 31,
                                                         2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(2,860,000) $  (159,000)

 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
 Depreciation and amortization                             15,000        5,000
 Common stock issued for services rendered                356,000            -
 Impairment of lease deposit                            1,890,000            -
 Increases (decreases) in changes in
   assets and liabilities:
     Accounts receivable                                 (339,000)    (339,000)
     Inventory                                             49,000       (3,000)
     Other assets                                               -            -
     Accounts payable                                    (192,000)    (349,000)
     Accrued expenses                                     206,000     (166,000)
     Due Lessor                                           654,000    1,000,000

Net cash provided by operating activities                (219,000)     (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances (repayments) from NuOasis                      (514,000)           -

Net cash used by financing activities                    (514,000)           -

Foreign currency effect on cash                            87,000            -

Net increase (decrease) in cash                          (646,000)     (11,000)

Cash and cash equivalents, beginning of period            699,000       52,000

Cash and cash equivalents, end of period              $    53,000  $    41,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

  Cash paid during the period for:
   Interest                                           $         -  $         -










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

In connection with the acquisition of CPRC, the Company issued 1,363,450 shares of common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and issued promissory notes with an aggregate face value of $180 million to NuOasis in exchange for certain assets in NuOasis. At the time of the transaction, Oasis had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the enterprise value of Oasis at the date of the reverse acquisition of approximately $16.6 million, the Company valued the debt at $7 million. On November 15, 1999, management of Oasis agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of 8,111,240 shares of common stock, such that the NuOasis shareholders then controled approximately 86% of the Company's issued and outstanding common stock.

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

Going Concern Considerations

The Company has recurring losses from operations, and at December 31, 2000, the Company has a working capital deficit of $5.9 million. The Company has certain marketable securities which have declined in value, substantially increasing the working capital deficit in excess of $9.0 million. The Company requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

1. Acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.7 million dollars of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. Management has been informed that STTG has tentatively accepted the Company's offer to purchase the Cap Gammarth Complex but to date, has not received a formal acceptance. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful. There are no assurances that the acquisition of the cap Gammarth Complex will be completed.

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

Unaudited Interim Financial Statements

The interim financial data as of December 31, 2000, and for the six months ended December 31, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 30, 2000, and the results of its operations and cash flows for the six months ended December 30, 2000 and 1999.

The Company is required to have its quarterly condensed, consolidated financial statements for the six months ended December 31, 2000, reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements because certain information from Cleopatra World, Inc. relating to the operations in Tunisia had not been received. Management received certain information regarding the Tunisian operations which information was used to prepare the financial statements for the six months ended December 31, 2000. While management is of the opinion the financial statements fairly state the results for the period, the actual results may differ materially from those estimates. We will file an amendment to this Form 10-QSB, if necessary, when we are able to provide our independent accountants the supplemental information required to complete their review of the Tunisian portion of these financial statements.

Note 3 - Marketable Securities

On December 29, 1999, the Company entered into an agreement with an unrelated entity to acquire common stock of Virtual Gaming Technology, Inc. ("VGAM") in exchange for common stock of the Company, the number of shares of which were to be determined at a later date. On August 31, 2000, the Company's board of directors approved the exchange whereby the Company would issue 4,802,032 shares of its newly issued common stock for 1,200,508 shares of VGAM. The transaction closed on August 31, 2000. The Company valued the securities at approximately $3,803,000 based on the closing price of the Company's common stock on August 31, 2000, net of a discount of 20%, for blockage, since the shares of VGAM are thinly traded. At December 31, 2000, these shares were included in marketable securities at a value of approximately $306,000. The difference between the value of the shares at December 31, 2000 and the cost of the shares of approximately $3.2 million has been reflected as a component of stockholders' equity and other comprehensive loss.

Note 4 - Lease Deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the Lessor of the Le Palace Hotel. In fiscal 1998, the Company pledged 200,000 shares of its common stock as collateral for the required lease deposit. In February 2000, the Company issued 550,000 shares of its common stock valued at $2,000,000 to provide additional security under the lease agreement. At December 31, 2000, the value of the Company's common stock held by CWI for the lease deposit on the Le Palace Hotel declined to $150,000. Based on this impairment, the Company recorded $1,890,000 as a charge to operations in the first half of fiscal 2001. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

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


Results of Operations -
     Six Months Ended December 31, 2000 Compared to Six Months
     Ended December 31, 1999

     Revenues for the first half of fiscal 2001 were $2.9 million which were approximately $572,000 below the revenues of the fiscal 2000 period. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. The decline in revenues is due to 3 factors: 1) the Tunisian Dinar declined approximately 22% between the period, 2) the timing of a religious holiday effected fiscal 2001 occupancy more than fiscal 2000 and 3) another 5 star hotel recently opened in the area attracting business travelers. Typically, during the winter months, the company's fiscal second quarter and third quarter, hotel occupancy is limited to primarily business travelers. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

     Total cost of revenues were $2.7 million in the current six months compared to $3.0 million in the fiscal 2000 period. This decline in costs is related to the lower revenues during the period. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $602,000 primarily due to costs associated with both the on-going arbitration with STTG and bringing the financial reporting current. The Company also recorded an impairment of the value of the lease deposit of $1,890,000 in the current period based on the decline in value of the Oasis stock on deposit.

     Quarter Ended December 31, 2000 Compared to Quarter Ended December 30, 1999

     Revenues for the second quarter of fiscal 2001 were $949,000 which was $527,000 below the revenues of the fiscal 2000 second quarter. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. The decline in revenues is due to 3 factors: 1) the Tunisian Dinar declined approximately 22% between the fiscal 2001 quarter and the fiscal 2000 quarter, 2) the timing of a religious holiday effected fiscal 2001 occupancy more than fiscal 2000 and 3) another 5 star hotel recently opened in the area attracting business travelers. Typically, during the winter months, the company's fiscal second quarter and third quarter, hotel occupancy is limited to primarily business travelers. after currency translation, although revenue in Tunisian dinar was higher in the first quarter of fiscal 2001 vs. fiscal 2000. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

     Total cost of revenues were $1.2 million in the current quarter compared to $1.3 million in the fiscal 2000 second quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $129,000 due to arbitration related expenses and the cost of bringing the financial reporting current. The Company also recorded an additional impairment of the value of the lease deposit of of $150,000 in the fiscal second quarter, in addition to the $1,740,000 recorded in the first quarter based on the decline in value of the Oasis stock on deposit.

Liquidity and Capital Resources

     The Company's working capital resources during the period ended December 31, 2000 were provided by utilizing the cash on hand at June 30, 2000 and from the operations of the Le Palace Hotel & Casino. The LePalace Hotel has been generating positive cash flow as it has not been paying rent to the lessor. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions being provided by consultants. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2001. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern. See Notes to Financial Statements for further discussion.

     The Company had a cash balance of approximately $53,000 at December 31, 2000.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. Management has been informed that STTG has tentatively accepted the Company's offer to purchase the Cap Gammarth Complex but to date, has not received a formal acceptance.

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

                                 OASIS RESORTS INTERNATIONAL INC.


Dated:   February 20, 2000       By:  /s/ Leonard J. Roman
                                      Leonard J. Roman
                                      Principal Accounting Officer and Director