Form 10QSB
period 2001-03-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2001-05-29
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For Quarter Ended March 31, 2001 Commission File No. 0-9476
                                    ---------



                        OASIS RESORTS INTERNATIONAL INC.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Nevada                                48-0680109
  ---------------------------------------------    ---------------------------
  (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                    Identification Number)


  3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada        89103
  --------------------------------------------------------   --------------
       (Address of principal executive offices)               (Zip Code)

                                 (702) 892-3742
  ---------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X          No
                                                         ---             ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Common Stock $.001 par; 297,277 shares as of May 15, 2001

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX


                                                                           Page

                                     PART I


Item 1. Financial Statements

        Consolidated Balance Sheet as of March 31, 2001 (unaudited)..........  2

        Consolidated Statements of Operations
          for the Three and Nine Months Ended March 31, 2001
          and 2000 (unaudited)...............................................  3

        Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 2001 and 2000 (unaudited)..........................  4

        Notes to Consolidated Financial Statements ..........................  5


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................9


                                     PART II

Item 1. Legal Proceedings.....................................................11

Item 2. Changes In Securities.................................................11

Item 3. Defaults Upon Senior Securities.......................................11

Item 4. Submission Of Matters To A Vote Of Security Holders...................11

Item 5. Other Information.....................................................11

Item 6. Exhibits And Reports On Form 8-K......................................11

        Signatures............................................................12

                        OASIS RESORTS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                $     39,000
Accounts receivable, net of allowance for
   doubtful accounts of $98,000                               345,000
Inventory                                                     163,000
Marketable securities                                          86,000
Other current assets                                           99,000
                                                         ------------

   Total current assets                                       732,000

Property and equipment, net                                   136,000
Lease deposit                                                  20,000
Land held for development                                   3,700,000
Investment, at cost                                         2,000,000
Acquisition advances                                        2,250,000
Other                                                         364,000
                                                         ------------
   Total assets                                          $  9,202,000
                                                         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                         $  1,598,000
Due Lessor                                                  4,791,000
Accrued liabilities                                           810,000
Due to directors                                              109,000
Current portion of notes payable                              500,000
                                                         ------------
   Total current liabilities                                7,808,000
Notes payable, net of current portion                       3,400,000
Due to NuOasis                                                291,000
                                                         ------------
   Total liabilities                                       11,499,000
                                                         ------------
Stockholders' deficit:
 Preferred stock, par value $0.001; 25,000,000 shares
    authorized, no shares issued and outstanding                    -
  Common stock, par value $0.001; 75,000,000 shares
    authorized, 297,277 shares issued and outstanding               -
  Additional paid-in capital                               38,897,000
  Accumulated deficit                                     (32,025,000)
  Accumulated other comprehensive loss                     (3,169,000)
  Notes receivable from Resorts                            (6,000,000)
                                                         ------------
   Total stockholders' deficit                             (2,297,000)
                                                         ------------
  Total liabilities and stockholders' deficit            $  9,202,000
                                                         ============


   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                       Condensed Statements of Operations
                       For the Three and Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)


                                   Three Months Ended         Nine Months Ended,
                                       March 31,                  March  31,
                               ------------------------   ------------------------
                                    2001        2000          2001         2000
                               -----------  -----------   -----------   ----------
Revenues                       $   951,000  $ 1,298,000  $ 3,784,000  $ 4,782,000
Cost of revenues                 1,281,000    1,289,000    4,032,000    4,326,000
                               -----------  -----------  -----------  -----------
Gross profit                      (330,000)       9,000     (248,000)     456,000
                               -----------  -----------   ----------  -----------
Selling, general and
  administrative expenses          212,000      209,000    1,281,000      623,000
Gain on sale of marketable
  securities                             -       (1,000)           -       (1,000)
Impairment of long-lived assets    130,000            -    2,020,000            -
                               -----------  -----------  -----------  -----------
Income (loss) from operations     (672,000)    (199,000)  (3,549,000)    (166,000)
Interest expense and other         142,000       96,000      323,000      288,000
                               -----------  -----------  -----------  -----------
Net Loss                          (814,000)    (295,000)  (3,872,000)    (454,000)
                               -----------  -----------  -----------  -----------
Other comprehensive income
 (loss):
 Unrealized loss on marketable
   securities                     (473,000)      63,000   (3,971,000)      63,000
 Foreign currency translation
   adjustment                      284,000            -      801,000            -
                               -----------  -----------  -----------  -----------
Comprehensive loss             $(1,003,000) $  (232,000) $(7,042,000) $  (391,000)
                               ===========  ===========  ===========  ===========
Basic and diluted net loss
per common share               $     (3.37) $     (1.20) $   (25.45)  $     (3.18)
                               ===========  ===========  ===========  ===========
Weighted average common shares
 included in basic and fully
 diluted shares outstanding        297,277      193,026      276,747      122,826
                               ===========  ===========  ===========  ===========






   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)


                                                           Nine Months
                                                         Ended March 31,
                                                        2001         2000
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,872,000)  $ (454,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                           4,000        7,000
   Common stock issued for services rendered             356,000       35,000
   Gain on sale of marketable securities                       -       (1,000)
   Impairment of lease deposit                         2,020,000            -
   Increases (decreases) in changes in assets
    and liabilities:
     Accounts receivable                                 140,000     (739,000)
     Inventory                                            31,000       (3,000)
     Other assets                                       (188,000)           -
     Accounts payable                                   (221,000)    (337,000)
     Accrued expenses                                    188,000      (29,000)
     Due to directors                                    109,000            -
     Due Lessor                                          751,000    1,500,000
                                                     -----------   ----------
Net cash provided by operating activities               (682,000)     (21,000)
                                                     -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances (repayments) from NuOasis                     (341,000)           -
                                                     -----------   ----------
Net cash used by financing activities                   (341,000)           -
                                                     -----------   ----------
Foreign currency effect on cash                          362,000            -
                                                     -----------   ----------
Net increase (decrease) in cash                         (661,000)     (21,000)
                                                     -----------   ----------
Cash and cash equivalents, beginning of period           700,000       52,000
                                                     -----------   ----------
Cash and cash equivalents, end of period             $    39,000   $   31,000
                                                     ===========   ==========







   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

Note 1 - Organization and History

Oasis Resorts International, Inc. (formerly Flexweight Corporation, a Kansas Corporation) was originally incorporated under the name Flexweight Drill Pipe Company in 1958. Oasis Resorts International Inc., herein referred to as "Oasis" acquired certain assets and operations in Tunisia, North Africa on November 19, 1998, in a reverse acquisition. Oasis and its subsidiaries (collectively the "Company") develop and operate resort hotel and gaming operations, primarily in Tunisia, North Africa, and held undeveloped land in Oasis, Nevada.
 Due to the Company's deteriorated financial condition, significant uncertainties exist regarding the Company's ability to continue operating its Tunisian operations. See Note 2 for further information.

On April 1, 2000, the Company entered into an agreement to acquire 60% of the voting capital stock of Cleopatra Hammamet Limited ("CHL") from an unrelated party for 750,000 shares of its common stock valued at $2,250,000. The common shares of the Company were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management of the Company is prepared to negotiate a settlement with the Tunisian government to satisfy certain taxes and assessments. Management is currently in the process of securing financing to satisfy the settlement, as well as provide working capital for the casino operations. Management is currently seeking $2 million to complete the acquisition of CHL. Management will evaluate the carrying value its investment in CHL further during the three months ended June 30, 2001, since they believe more important information will be know imminently.
 In April 2000, CHL closed the operations of Cleopatra Hammamet Casino due to financial difficulties. ___ The financial results of CHL are not included in these financial statements since the acquisition has not been completed. There are no assurances that the acquisition will close. In the event management determines the value of the consideration not recovered, they will charge operations of up to $2,250,000.

Note 2 - Going Concern Considerations

The Company has recurring losses from operations, and at March 31, 2001, the Company has a working capital deficit of $7.3 million. The Company has certain marketable securities which have declined in value, substantially increasing the working capital deficit in excess of $9.0 million. The Company requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

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

                        OASIS RESORTS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

     successful. There are no assurances that the acquisition of the Cap Gammarth Complex will be completed.

2. Regarding the acquisition of CHL, management of the Company is prepared to negotiate a settlement with the Tunisian government to satisfy certain taxes and assessments. Management is currently in the process of securing financing to satisfy the settlement, as well as provide working capital for the casino operations. Management is currently seeking $2 million to complete the acquisition of CHL. There are no assurances that the acquisition of CHL will be completed.

3. Should the acquisition of the Cap Gammarth Complex and CHL not be completed, management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past- due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

4. Finally, management intends to pursue collection of its judgment against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"). Management is currently attempting to seek collection by perfecting its claim in the Tunisian courts. Management believes that it will successfully perfect its judgement, which is expected to result in the Company foreclosing on the interest of SALT and the individual defendants' equity ownership of SALT.

There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against SALT. No adjustments have been made to the accompanying consolidated financial statements as a result of these uncertainties. If management is unsuccessful in obtaining the necessary financing to acquire the Cap Gammarth Complex, they will abort their interest in the Le Palace Hotel. Additionally, management may abort its investment CHL.

Note 3 - Unaudited Interim Financial Statements

The interim financial data as of March 31, 2001, and for the nine months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the nine months ended March 31, 2001 and 2000.

Note 4 - Marketable Securities

On December 29, 1999, the Company entered into an agreement with an unrelated entity to acquire common stock of Virtual Gaming Technology, Inc. ("VGAM") in exchange for common stock of the Company, the number of shares of which were to be determined at a later date. On August 31, 2000, the Company's board of directors approved the exchange whereby the Company would issue 4,802,032 shares of its newly issued common stock for 1,200,508 shares of VGAM. The transaction closed on August 31, 2000. The Company valued the securities at approximately $3,803,000 based on the closing price of the Company's common stock on August 31, 2000, net of a discount of 20%, for blockage, since the shares of VGAM are thinly traded. At March 31, 2001, these shares were included in marketable securities at a value of approximately $66,000. The difference between the value of the shares at March 31, 2001 and the cost of the shares of

                        OASIS RESORTS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

approximately $3.7 million has been reflected as a component of stockholders' equity and other comprehensive loss. The Company is currently evaluating the long-term potential of VGAM and may elect to permanently impair this assets in the 4th quarter of fiscal 2001.

Note 5 - Lease Deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the Lessor of the Le Palace Hotel. In fiscal 1998, the Company pledged 200,000 shares of its common stock as collateral for the required lease deposit. In February 2000, the Company issued 550,000 shares of its common stock valued at $2,000,000 to provide additional security under the lease agreement. At March 31, 2001, the value of the Company's common stock held by CWI for the lease deposit on the Le Palace Hotel declined to $20,000 after adjusting for the 60 for 1 reverse split. Based on this impairment, the Company recorded $2,020,000 as a charge to operations in the first three quarters of fiscal 2001. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

Note 6 - Stockholders' Equity

Shares Issued For Services

On August 31, 2000, the Company issued 359,515 shares of common stock to directors and consultants valued at $355,920. The Company's management intends to register these shares under the 1933 Securities Act.

Reverse Stock Split

In February 2001, the Company effected a 60 for 1 reverse stock split to reduce the number of common stock shares issued and outstanding. As a result, all historical per share references were adjusted to give retroactive affect to the stock split.

Note 7 - Prior Quarters

The Company is required to have its quarterly condensed, consolidated financial statements for reviewed by its independent accountants prior to filing. As of the date the reports for the quarters ended December 31, 2000 and September 30, 2000 were filed , our independent accountants were unable to complete their review of the financial statements because certain information from Cleopatra World, Inc. relating to the operations in Tunisia had not been received.

The Company has now obtained the financial information necessary for its independent accountants to complete the required reviews of the financial statements. The following table presents the condensed statement of operations as previously reported and as adjusted based upon the financial information received.

                        OASIS RESORTS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)


                                Three Months Ended        Three Months Ended,
                                 December 31, 2000        September  30, 2000
                              ----------------------    ----------------------
                               Adjusted   As Reported    Adjusted   As Reported
                             -----------  -----------  ----------   -----------
Revenues                     $ 1,134,000  $   949,000  $ 1,699,000  $ 1,963,000
Cost of revenues               1,232,000    1,158,000    1,520,000    1,528,000
                             -----------  -----------  -----------  -----------
Gross profit                     (97,000)    (209,000)     179,000      435,000
                             -----------  -----------  -----------  -----------
Selling, general and
  administrative expenses        214,000      324,000      856,000      692,000
Impairment of long-lived
  assets                         150,000      150,000    1,740,000    1,740,000
                                --------  -----------  -----------  -----------
Income (loss) from operations   (461,000)    (683,000)   2,417,000)  (1,997,000)
Interest expense and other        84,000       84,000       96,000       96,000
                             -----------  -----------  -----------  -----------
Net Loss                     $  (545,000) $  (767,000) $ 2,513,000) $(2,093,000)
                             -----------  -----------  -----------  -----------

The Company is in the process of preparing amendments to the previously filed reports on Form 10-QSB for the quarters ended December 31, 2000 and September 30, 2000. These amendments will be filed shortly.

                           OASIS RESORTS INTERNATIONAL
                           March 31, 2001 (unaudited)

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000
  -----------------------------------------------------------------------------

Revenues for the three quarters of fiscal 2001 were $3.8 million which were approximately $1.o million below the revenues of the fiscal 2000 period. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. The decline in revenues is due to 3 factors: 1) the Tunisian Dinar declined approximately 22% between the period, 2) the timing of a religious holiday effected fiscal 2001 occupancy more than fiscal 2000 and 3) two new 5 star hotels recently opened in the area attracting business travelers. Typically, during the winter months, the company's fiscal second quarter and third quarter, hotel occupancy is limited to primarily business travelers. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $4.0 million in the current nine months compared to $4.3 million in the fiscal 2000 period. This decrease in costs is related to the lower revenues during the period. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $658,000 primarily due to costs associated with both the on-going arbitration with STTG and bringing the financial reporting current. The Company also recorded an impairment of the value of the lease deposit of $2,020,000 in the current period based on the decline in value of the Oasis stock on deposit.

  Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000
  ---------------------------------------------------------------------

Revenues for the third quarter of fiscal 2001 were $961,000 which was $337,000 below the revenues of the fiscal 2000 third quarter. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. The decline in revenues is due to 3 factors: 1) the Tunisian Dinar declined approximately 22% between the fiscal 2001 quarter and the fiscal 2000 quarter, 2) the timing of a religious holiday effected fiscal 2001 occupancy more than fiscal 2000 and 3) two new 5 star hotels recently opened in the area attracting business travelers. Typically, during the winter months, the company's fiscal second quarter and third quarter, hotel occupancy is limited to primarily business travelers. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $1.3 million both the current quarter and the comparable fiscal 2000 quarter. Due to the decline in the Tunisian Dinar, the cost of revenues actually increased due to added maintenance costs at the hotel. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $506,000 due to arbitration related expenses, other costs associated with the Company's efforts to improve the Tunisian situation and the cost of bringing the financial reporting current. The Company also recorded an additional impairment of the value of the lease deposit of of $130,000 in the fiscal third quarter, in addition to the $1,890,000 recorded in the first two quarters based on the decline in value of the Oasis stock on deposit.

                           OASIS RESORTS INTERNATIONAL
                           March 31, 2001 (unaudited)


Liquidity and Capital Resources

The Company's working capital resources during the period ended March 31, 2001 were provided by utilizing the cash on hand at June 30, 2000 and from the operations of the Le Palace Hotel & Casino. The LePalace Hotel has been generating positive cash flow as it has not been paying rent to the lessor. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital to meet the obligations of the Le Palace Hotel, acquire the Cap Gammarth Complex, and to satisfy certain obligations and provide working capital for the Hammamet Casino. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions being provided by consultants. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2001. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern. See
Note 2 to the Financial Statements for further discussion.

The Company had a cash balance of approximately $39,000 at March 31, 2001.

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

                                            OASIS RESORTS INTERNATIONAL
                                            March 31, 2001 (unaudited)

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits And Reports On Form 8-K

           (a)   Exhibits:

           None

           (b)      Reports on Form 8-K:

           None

                           OASIS RESORTS INTERNATIONAL
                           March 31, 2001 (unaudited)
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OASIS RESORTS INTERNATIONAL INC.


Dated:   May 25, 2001                         By: /s/ Leonard J. Roman
                                                  -------------------------
                                                      Leonard J. Roman
                                                   Principal Accounting Officer
                                                        and Director