Form 10QSB/A
period 2000-09-30
OASIS RESORTS INTERNATIONAL INC /NV
filed 2001-07-03
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000                  Commission File No. 0-9476



                        OASIS RESORTS INTERNATIONAL INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                48-0680109
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)



3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada           89103
--------------------------------------------------------         ----------
       (Address of principal executive offices)                  (Zip Code)

                                 (702) 892-3742
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes              No  X
                                                       ----            ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Common Stock $.001 par; 17,772,762 shares as of November 14, 2000

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX

                                                                            Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2000 (unaudited).....  2

         Consolidated Statements of Operations and Comprehensive Loss for
            the Three Months Ended September 30, 2000 and 1999 (unaudited)...  3

         Consolidated Statements of Cash Flows for the Three Months
            Ended September 30, 2000 and 1999 (unaudited)....................  4

         Notes to Consolidated Financial Statements .........................  5


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................  8


                                     PART II

Item 1.  Legal Proceedings...................................................  9

Item 2.  Changes In Securities...............................................  9

Item 3.  Defaults Upon Senior Securities.....................................  9

Item 4.  Submission Of Matters To A Vote of Security Holders.................  9

Item 5.  Other Information...................................................  9

Item 6.  Exhibits And Reports On Form 8-K....................................  9

         Signatures.......................................................... 10

                        OASIS RESORTS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                   $   480,000
Accounts receivable, net of allowance
    for doubtful accounts of $92,000                            709,000
Inventory                                                       164,000
Marketable securities                                         2,975,000
Other current assets                                             71,000
                                                            -----------

   Total current assets                                       4,399,000

Property and equipment, net                                     137,000
Lease deposit                                                   300,000
Land held for development                                     3,700,000
Investment, at cost                                           2,000,000
Acquisition advances                                          2,250,000
Other                                                           356,000
                                                            -----------
   Total assets                                             $13,142,000
                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                            $ 2,101,000
Due Lessor                                                    4,152,000
Accrued liabilities                                             627,000
Current portion of notes payable                                500,000
                                                            -----------
   Total current liabilities                                  7,380,000
Notes payable, net of current portion                         3,400,000
Due to NuOasis                                                  477,000
                                                            -----------
   Total liabilities                                         11,257,000
                                                            -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $0.001; 25,000,000 shares
     authorized, no shares issued and outstanding                                       -
  Common stock, par value $0.001; 75,000,000 shares
     authorized, 17,772,762 shares issued and outstanding        18,000
  Additional paid-in capital                                 38,879,000
  Accumulated deficit                                       (30,658,000)
  Accumulated other comprehensive loss                         (354,000)
  Notes receivable from Resorts                              (6,000,000)
                                                            -----------
   Total stockholders' equity                                 1,885,000
                                                            -----------
  Total liabilities and stockholders' equity                $13,142,000
                                                            ===========

   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                           For the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)



                                                  Three Months Ended
                                                      September 30,
                                                   2000         1999
                                               -----------   -----------
Revenues                                       $ 1,699,000   $ 2,008,000
Cost of revenues                                 1,520,000     1,728,000
                                               -----------   -----------
Gross profit                                       179,000       280,000
                                               -----------   -----------
Selling, general and administrative expenses       856,000       235,000
Impairment of long-lived assets                  1,740,000       523,000
                                               -----------   -----------
Loss from operations                            (2,417,000)     (478,000)
Interest and other                                  89,000        90,000
                                               -----------   -----------
Net loss                                        (2,506,000)     (568,000)
                                               -----------   -----------
Other comprehensive income (loss):
   Unrealized loss on marketable security         (862,000)     (131,000)
   Foreign currency translation adjustment         290,000       100,000
                                               -----------   -----------
Comprehensive loss                             $(3,078,000)  $  (599,000)
                                               ===========   ===========
Basic and diluted net loss per common
share                                          $      (.22)  $      (.19)
                                               ===========   ===========
Weighted average common shares
    included in basic and fully diluted
    shares outstanding                          14,294,328     3,190,705
                                               ===========   ===========











   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)

                                                        Three Months
                                                      Ended September 30,
                                                    2000            1999
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(2,506,000)   $  (568,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                       4,000          2,000
   Common stock issued for services rendered         356,000              -
   Impairment of lease deposit                     1,740,000        523,000
   Increases (decreases) in changes in assets
     and liabilities:
      Accounts receivable                           (224,000)      (167,000)
      Inventory                                       31,000         (2,000)
      Other assets                                  (154,000)             -
      Accounts payable                               281,000         (9,000)
      Accrued expenses                                 6,000       (286,000)
      Due Lessor                                     112,000        400,000
                                                 -----------    -----------
Net cash (used) by operating activities             (354,000)      (107,000)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to NuOasis                                (156,000)             -
                                                 -----------    -----------
Net cash used by financing activities               (156,000)             -
                                                 -----------    -----------
Foreign currency effect on cash                      290,000        100,000
                                                 -----------    -----------
Net decrease in cash                                (220,000)        (7,000)
                                                 -----------    -----------
Cash and cash equivalents, beginning of period       700,000         52,000
                                                 -----------    -----------
Cash and cash equivalents, end of period         $   480,000    $    45,000
                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                      $         -    $         -









   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

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

Note 2 - Going Concern Considerations

The Company has recurring losses from operations, and at September 30, 2000, the Company has a working capital deficit of $3.0 million. The Company has certain marketable securities which have declined in value, substantially increasing the working capital deficit in excess of $4.5 million. The Company requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

1. Acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.7 million dollars of accrued rental payments to Societe Touristique Tunisie- Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. Management has been informed that STTG has tentatively accepted the Company's offer to purchase the Cap Gammarth Complex but to date, has not received a formal acceptance. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful. There are no assurances that the acquisition of the Cap Gammarth Complex will be completed.

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

                        OASIS RESORTS INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         September 30, 2000 (Unaudited)

Note 2 - Going Concern Considerations (continued)

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

Note 3 - Marketable Securities

On December 29, 1999, the Company entered into an agreement with an unrelated entity to acquire common stock of Virtual Gaming Technology, Inc. ("VGAM") in exchange for common stock of the Company, the number of shares of which were to be determined at a later date. On August 31, 2000, the Company's board of directors approved the exchange whereby the Company would issue 4,802,032 shares of its newly issued common stock for 1,200,508 shares of VGAM. The transaction closed on August 31, 2000. The Company valued the securities at approximately $3,803,000 based on the closing price of the Company's common stock on August 31, 2000, net of a discount of 20%, for blockage, since the shares of VGAM are thinly traded. At September 30, 2000, these shares were included in marketable securities at a value of approximately $2,941,000. The difference between the value of the shares at September 30, 2000 and the cost of the shares of approximately $862,000 has been reflected as a component of stockholders' equity and other comprehensive loss, since management believes such decline is temporary. Subsequent to September 30, 2000, these shares have incurred a further decline in value.

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

Note 5 - Stockholders' Equity

On August 31, 2000, the Company issued 359,515 shares of common stock to directors and consultants valued at $355,920, and the value of such shares were charged to operations. The Company's management intends to register these shares under the 1933 Securities Act.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

      The historical financial information presented has been adjusted to give effect to the reverse merger as escribed in Note 1 to the financial statements.


Results of Operations -

 Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999
 -----------------------------------------------------------------------------

      Revenues for the three months ended September 30, 2000 first quarter of fiscal 2001 were $1.7 million compared to $2.0 million in the comparable period in 1999. During the past year, the Tunisian Dinar experienced a decline in value in relation to the U.S. Dollar by approximately 16%. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

      Total cost of revenues were $1.5 million or 89% of revenues in the current quarter compared to $1.7 million or 86% of revenues in the fiscal 2000 first quarter. Our operating margins were impacted due to increases in costs due to a weaker Tunisian Dinar and increased maintenance at the hotel. Selling, general and administrative costs increased $621,000. Approximately $320,000 or 51% of this increase was due to employment related costs solely in Tunisia, $90,000 or 15% was due to the costs of the arbitration and another $89,000 or 14% of the increase incurred in accounting and legal costs to return the Company to a current status of its financial reporting. The Company also recorded an impairment of the value of the lease deposit of $1,740,000 in the current quarter based on the decline in value of the Oasis stock on deposit.

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

      The Company had a cash balance of approximately $480,000 at September 30, 2000.

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

                                           OASIS RESORTS INTERNATIONAL INC.
                                           (formerly, Flexweight Corporation)


Dated:   July 3, 2000                      By:  /s/ Leonard J. Roman
                                                -------------------------------
                                                    Leonard J. Roman
                                                    Principal Accounting Officer
                                                    and Director