Form 10QSB/A
period 2000-12-31
OASIS RESORTS INTERNATIONAL INC /NV
filed 2001-07-03
CIK 316128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000                 Commission File No. 0-9476


                        OASIS RESORTS INTERNATIONAL INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   48-0680109
  -------------------------------      ---------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada             89103
--------------------------------------------------------          -----------
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

                                               Yes  X           No
                                                   ---             ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

     Common Stock $.001 par; 17,772,762 shares as of February 15, 2001

                        OASIS RESORTS INTERNATIONAL INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.   Financial Statements

          Consolidated Balance Sheet as of December 31, 2000 (unaudited)...... 2

          Consolidated Statements of Operations for the Three and
            Six Months Ended December 31, 2000 and 1999 (unaudited)........... 3

          Consolidated Statements of Cash Flows for the Six Months
            Ended December 31, 2000 and 1999 (unaudited)...................... 4

          Notes to Consolidated Financial Statements ......................... 5


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................... 6


                                     PART II

Item 1.   Legal Proceedings................................................... 8

Item 2.   Changes In Securities............................................... 8

Item 3.   Defaults Upon Senior Securities..................................... 8

Item 4.   Submission Of Matters To A Vote Of Security Holders................. 8

Item 5.   Other Information................................................... 8

Item 6.   Exhibits And Reports On Form 8-K.................................... 8

          Signatures.......................................................... 9

                        OASIS RESORTS INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                  $     34,000
Accounts receivable, net of allowance for
   Doubtful accounts of $96,000                                 482,000
Inventory                                                       180,000
Marketable securities                                           560,000
Other current assets                                            104,000
                                                           ------------

   Total current assets                                       1,360,000

Property and equipment, net                                     143,000
Lease deposit                                                   150,000
Land held for development                                     3,700,000
Investment, at cost                                           2,000,000
Acquisition advances                                          2,250,000
Other                                                           381,000
                                                           ------------
   Total assets                                            $  9,984,000
                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $  1,814,000
Due Lessor                                                    4,699,000
Accrued liabilities                                             755,000
Current portion of notes payable                                500,000
                                                           ------------
   Total current liabilities                                  7,768,000
Notes payable, net of current portion                         3,400,000
Due to NuOasis                                                  118,000
                                                           ------------
   Total liabilities                                         11,286,000
                                                           ------------
Commitments and contingencies
Stockholders' deficit:
 Preferred stock, par value $0.001; 25,000,000 shares
    authorized, no shares issued and outstanding                                        -
  Common stock, par value $0.001; 75,000,000 shares
    authorized, 17,772,762 shares issued and outstanding         18,000
  Additional paid-in capital                                 38,879,000
  Accumulated deficit                                       (31,206,000)
  Accumulated other comprehensive loss                       (2,993,000)
  Notes receivable from Resorts                              (6,000,000)
                                                           ------------
   Total stockholders' deficit                               (1,302,000)
                                                           ------------
  Total liabilities and stockholders' deficit              $  9,984,000
                                                           ============


   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)


                                     Three Months Ended         Six Months Ended,
                                        December 31,               December 31,
                                   ------------------------  ------------------------
                                       2000         1999        2000         1999
                                   -----------  -----------  -----------  -----------
Revenues                           $ 1,101,000  $ 1,476,000  $ 2,800,000  $ 3,484,000
Cost of revenues                     1,202,000    1,309,000    2,722,000    3,037,000
                                   -----------  -----------  -----------  -----------
Gross profit                          (101,000)     167,000       78,000      447,000
                                   -----------  -----------  -----------  -----------
Selling, general and
  administrative expenses              206,000      185,000    1,062,000      414,000
Impairment of long-lived assets        150,000            -    1,890,000            -
                                   -----------  -----------  -----------  -----------
Income (loss) from operations         (457,000)     (18,000)  (2,874,000)      33,000
Interest and other                      91,000       96,000      179,000      192,000
                                   -----------  -----------  -----------  -----------
Net Loss                              (548,000)    (114,000)  (3,053,000)    (159,000)
                                   -----------  -----------  -----------  -----------
Other comprehensive income (loss):
 Unrealized loss on marketable
   securities                       (2,415,000)     131,000   (3,277,000)           -
 Foreign currency translation
   adjustment                         (224,000)    (100,000)      65,000            -
                                   -----------  -----------  -----------  -----------
Comprehensive loss                 $(3,187,000) $   (83,000) $(6,265,000) $  (159,000)
                                   ===========  ===========  ===========  ===========
Basic and diluted net loss per
  common share                     $      (.18) $      (.01) $      (.39) $      (.03)
                                   ===========  ===========  ===========  ===========
Weighted average common shares
  included in basic and fully
  diluted shares outstanding        17,772,762    7,336,450   16,033,545    5,263,577
                                   ===========  ===========  ===========  ===========




   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)

                                                     Six Months
                                                 Ended December 31,
                                                2000          1999
                                            -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $(3,053,000)   $ (159,000)
  Adjustments to reconcile net loss to
   net cash provided (used) by
   operating activities:
    Depreciation and amortization                 6,000         5,000
    Common stock issued for services
     rendered                                   356,000             -
    Impairment of lease deposit               1,890,000             -
    Increases (decreases) in changes
     in assets and liabilities:
      Accounts receivable                         3,000      (339,000)
      Inventory                                  15,000        (3,000)
      Other assets                             (221,000)
      Accounts payable                           (6,000)     (349,000)
      Accrued expenses                          134,000      (166,000)
      Due Lessor                                659,000     1,000,000
                                            -----------    ----------
Net cash provided by operating
  activities                                   (217,000)      (11,000)
                                            -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances (repayments) from NuOasis            (514,000)            -
                                            -----------    ----------
Net cash used by financing activities          (514,000)            -
                                            -----------    ----------
Foreign currency effect on cash                  65,000             -
                                            -----------    ----------
Net increase (decrease) in cash                (666,000)      (11,000)
                                            -----------    ----------
Cash and cash equivalents,
  beginning of period                           700,000        52,000
                                            -----------    ----------
Cash and cash equivalents,
  end of period                             $    34,000    $   41,000
                                            ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
   Interest                                 $         -    $        -









   See accompanying notes to these condensed consolidated financial statements

                        OASIS RESORTS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (Unaudited)

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

Note 2 - Going Concern Considerations

     The Company has recurring losses from operations, and at December 31, 2000, the Company has a working capital deficit of $6.4 million. The Company has certain marketable securities which have declined in value, substantially increasing the working capital deficit in excess of $9.9 million. The Company requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

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


Results of Operations -

  Six Months Ended December 31, 2000 Compared to Six Months Ended
  ---------------------------------------------------------------
  December 31, 1999
  -----------------

     Revenues for the first half of fiscal 2001 were $2.8 million which were approximately $684,000 below the revenues of the fiscal 2000 period. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. The decline in revenues is due to 3 factors: 1) the Tunisian Dinar declined approximately 22% between the period, 2) the timing of a religious holiday effected fiscal 2001 occupancy more than fiscal 2000 and 3) another 5 star hotel recently opened in the area attracting business travelers. Typically, during the winter months, the Company's fiscal second quarter and third quarter, hotel occupancy is limited to primarily business travelers. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

     Total cost of revenues were $2.7 million in the current six months compared to $3.0 million in the fiscal 2000 period. This decline in costs is related to the lower revenues during the period. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $648,000 primarily due to costs associated with both the on-going arbitration with STTG and bringing the financial reporting current, as well as certain increases in labor and management costs. The Company also recorded an impairment of the value of the lease deposit of $1,890,000 in the current period based on the decline in value of the Oasis stock on deposit.

  Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999
  ---------------------------------------------------------------------------

     Revenues for the second quarter of fiscal 2001 were $1,101,000 which was $375,000 below the revenues of the fiscal 2000 second quarter. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. The decline in revenues is due to 3 factors: 1) the Tunisian Dinar declined approximately 22% between the fiscal 2001 quarter and the fiscal 2000 quarter, 2) the timing of a religious holiday effected fiscal 2001 occupancy more than fiscal 2000 and 3) another 5 star hotel recently opened in the area attracting business travelers. Typically, during the winter months, the company's fiscal second quarter and third quarter, hotel occupancy is limited to primarily business travelers. after currency translation, although revenue in Tunisian dinar was higher in the first quarter of fiscal 2001 vs. fiscal 2000. The revenues were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

     Total cost of revenues were $1.2 million in the current quarter compared to $1.3 million in the fiscal 2000 second quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs increased $21,000 due to arbitration related expenses and the cost of bringing the financial reporting current. The Company also recorded an additional impairment of the value of the lease deposit of $150,000 in the fiscal second quarter, in addition to the $1,740,000 recorded in the first quarter based on the decline in value of the Oasis stock on deposit.

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

     The Company had a cash balance of approximately $34,000 at December 31, 2000.

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

                                           OASIS RESORTS INTERNATIONAL INC.


Dated:   July 3, 2001                      By: /s/ Leonard J. Roman
                                                 ------------------------------
                                                   Leonard J. Roman
                                                   Principal Accounting Officer
                                                   and Director